Form 10KSB
period 2002-12-31
TERRA TREMA INC
filed 2004-10-12
CIK 1140299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No.0-32733

                            Terra Trema, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                    88-0492268
---------------------------------         -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

2102 Business Center Drive, Suite 130, Irvine, California      92612
---------------------------------------------------------     --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (949) 253-4675
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2002 were $0.00.

As of December 31, 2002, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

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

         In addition, Gerry Martin serves as the sole director and officer of eight other companies (identified in Part III, Item 9 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, there may be a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Mr. Martin's a business associations with multiple companies they will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's fiduciary duty. Mr. Martin and the Company have no formal plan relating to the allocation of or Merger opportunities between the Company and the eight other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the eight other Companies. The Company currently has no arrangements or understandings with any brokers, finders or others relating to the identification of a Merger Candidate

The proposed business activities described herein classify the Company as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan and completed a Merger.

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

No matter was submitted to a vote of stockholders in the fourth quarter of 2002.

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

The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At December 31, 2002, there were 1,895,000 shares of Common Stock outstanding and held of record by approximately 21 stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE

Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2002, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act (one year from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

The Company is one of the ten companies in which investors in the Private Placement were required to make an equal investment. The others were: Byron Enterprises, Inc., Matrix Concepts, Inc., Bermuda Acquisition, Inc., Castcity.com, Chopin Venture Group, Inc., Harrods Investments, Inc., Silesia Enterprises, Inc., Voyager One, Inc., and Voyager Two. Inc.

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

Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

Selection and Evaluation of Merger Targets

Our management, which currently consists of Mr. Martin, will have complete discretion and flexibility in identifying and selecting a prospective Merger Target with the assistance of our legal counsel or other consultants, as we may deem necessary.

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

         We will seek potential Merger Targets from all known sources and anticipate that various prospective Merger Targets will be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote our company, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. Such an advertisement may only be made pursuant to an exemption under the Securities Act. While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to our current officers and directors or any entity with which they are affiliated for such service. Moreover, in no event shall we issue any of our securities to any officer, director or affiliate of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

In analyzing prospective Merger Targets, management may consider, among other factors, such matters as;

         -   the available technical, financial and managerial resources;

         -   working capital and other financial requirements;

         - the current Wall Street and other market and analyst's valuations of similarly situated companies;

         -   history of operation, if any;

         -   prospects for the future;

         -   present and expected competition;

         - the quality and experience of management services which may be available and the depth of that management;

         - the potential for further research, development or exploration;

         - specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company;

         -   the potential for growth or expansion;

         -   the potential for profit;

         - the perceived public recognition or acceptance of products, services or trades; and

         -   name recognition.

Merger opportunities in which we may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. Our stockholders must, therefore, depend on management to identify and evaluate such risks. The investigation of specific Merger opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and may result in substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific Merger opportunity the cost therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific Merger opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

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

         We may utilize available cash and equity securities in effecting a Merger. Although we have no commitments as of this date to issue any shares of Common Stock or options or warrants, other than those already issued in the offering of our common stock pursuant to Regulation D promulgated under the Securities Act of 1933 (the "Private Placement"), we will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by our stockholders prior to the Merger. This will leave current stockholders with approximately 5% or less of the post-Merger company. We also may decide to issue preferred stock, with rights, voting privileges, liquidation and dividend preferences that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although we have no present plans to do so. We may have to effect reverse stock splits prior to or immediately after any Merger. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, in connection with a Merger, a change in control will occur which may affect, among other things, our ability to utilize net operating loss carry-forwards, if any.

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

     The SEC has adopted a change in the rules relating to "shell Companies" such as the Company which could substantially limit the Company's ability to locate and merge with a Merger Target. Under the rule changes, which have an effective date of August 23, 2004, a shell company, as defined in the proposed rule changes, would be precluded from using the simplified registration process under Form S-8 for shares issued to employees and consultants until 60 days after the Company has completed a merger or simple transaction with an operating company and the information generally required with the filing of a Form 10-SB registration statement has been filed with the SEC by means of a Form 8-K. Since the Company has no current plans to utilize a Form S-8 registration statement, it is not believed that this change would have a significant effect on the Company or its merger prospects. The rule change also requires that a shell company file a Form 8-K within four days after completion of a merger or similar transaction with an operating business, containing the same general information required in a Form 10-SB registration statement, including audited financial statements of the acquired or merged company. Previously, a shell company would have up to 71 days from the completion of the merger with an operating company to file a Form 8-K containing this information. This rule change could substantially limit the Company's ability to locate a suitable Merger Target, since typically a Merger Target is a private company which does not have audited financial statements available.

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

Equipment and Employees

         We have no operating business and thus no equipment and no employees other than our president and secretary, who do not receive a salary. We do not expect to acquire any equipment or employees. We do not intend to develop our own operating business but instead hope to effect a Merger with a Merger Target.

Expenses for Year Ended December 31, 2002

         Net cash used in operating activities for the twelve months ended December 31, 2002 was ($1,000) compared to ($5,201) for the period from the inception (April 28, 2000) until December 31, 2002. Net cash provided from financing activities for the twelve months ended December 31, 2002 was $1,000 compared to ($5,201) for the period from the inception (April 28, 2000) until December 31, 2002. During the twelve months ended December 31, 2002, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities.

         The expenses of $8,499 for the twelve months ended December 31, 2002 and $17,758 for the period from inception (April 28, 2000) through December 31, 2002, resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. There is no assurance that the Company will have sufficient funds to locate a Merger Target or to consummate a Merger and we may not have enough cash on hand to satisfy our cash requirements during the next 12 months.

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

THERE EXIST CONFLICTS OF INTEREST RELATING TO MR. MARTIN'S   INTER-COMPANY
CONFLICTS

         Mr. Martin serves as the sole director and officer of other companies (identified in Item III, Part 9 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, Mr. Martin will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Mr. Martin's business associations with multiple companies they will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's fiduciary duties. However, the conflict should be mitigated by the fact that Mr. Martin have the same ownership interest in all of the companies as they do in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

    THERE EXIST CONFLICTS OF INTEREST RELATING TO MR. MARTIN'S TIME COMMITMENT TO THE COMPANY

         Mr. Martin is not required to commit their full time to the affairs of the Company and it is likely that they will not devote a substantial amount of time to the affairs of the Company. Mr. Martin will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Mr. Martin will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger. Mr. Martin is affiliated with eight other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Martin may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

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

THE COMPANY DEPENDS UPON ITS SOLE EXECUTIVE OFFICER AND DIRECTOR

         The ability of the Company to successfully effect a Merger will be dependent upon the efforts of its sole executive officer and director, Mr. Martin. Notwithstanding the significance of Mr. Martin, the Company has not entered into an employment agreement or other understanding with Mr. Martin concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Martin could have a material adverse effect on the Company's ability to successfully achieve its business objectives.

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

THERE EXISTS THE LIKELIHOOD OF A CHANGE IN CONTROL AND MANAGEMENT UPON THE CONSUMMATION OF A MERGER

         It is likely that any Merger will result in control by the Merger Target stockholders and that the stockholders of the Company would retain only a relatively small minority position. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Martin to resign or be removed as executive officer and/or director and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

THERE IS LIMITED LIKELIHOOD OF A REGULAR TRADING MARKET FOR THE COMMON STOCK

         A public market for the Common Stock does not exist and there can be no assurance that one will ever develop or if developed will continue. Creation of a public market for the Common Stock depends on (i) acceptance of the Company on an exchange or interdealer quotation system, (ii) filing of a Form 15-c2-11 with NASDAQ for trading on the bulletin board or (iii) registration of the shares through a Registration Statement filed under the Securities Act of 1933, as amended (the "Securities Act"). Such actions may be costly and difficult and could potentially fail. If so, it would substantially hinder the liquidity of the Common Stock. If no market develops, it may be difficult or impossible for the holders of the Common Stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of Common Stock imposed by federal and state security laws, if the shares of Common Stock of the Company are not registered through a Registration Statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the Common Stock and that if developed any such market will be sustained. It is unlikely any market would develop without a Merger.

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

REGULATORY AND STATUTORY OBSTACLES MAY HINDER THE COMPANY'S ATTRACTIVENESS TO MERGER CANDIDATES

         Merger Targets are often companies which wish to become public companies to provide liquidity to their shareholders and possibly enhance their future ability to access the capital markets, without the risk and expense of an initial public offering. While the Merger does not immediately provide significant capital, it does, if the Merger is executed as intended, create a surviving Company which is public, which owns the assets and business of the Merger Target (usually in a subsidiary) and the Merger Target's shareholders end up with stock in the public Company. Management believes that the Company will generally be attractive to Merger Targets if the Company has its Common Stock being quoted by dealers and registered under the Exchange Act. Regulatory and rulemaking authorities have, however, taken steps to make it difficult to enable shell corporations (with no current business other than one similar to the Company's) to have dealer quotations for the securities of such corporations. In order to have dealers quote a bid and ask for the common stock of the Company, in addition to other requirements, the dealer must file a form pursuant to Rule 15c-2(11) promulgated pursuant to the Exchange Act. Regulatory authorities may scrutinize and possibly take action to block quotation by a dealer of stock in a shell company such as the Company. In addition, the regulatory authorities generally will block a dealer from quoting on stock of a company without some significant amount of free trading shares available for trading, often referred to as the "float." All the currently outstanding stock of the Company is held by a small number of shareholders and currently there are no free-trading shares. As a result, there is no assurance that the regulatory authorities will not block the attempt to obtain dealer quotations for the Company's Common Stock.

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

Item 7.  Financial Statements
         --------------------

See the Financial Statements and related Independent Auditors' Report included herewith as pages F-1 through F-12.

                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 2002 AND 2001
                      AND FROM INCEPTION (APRIL 26, 2000)
                           THROUGH DECEMBER 31, 2002
                                      F-1

Report of Independent Registered Public Accounting Firm ................... 1

Balance Sheets............................................................. 2

Statements of Operations .................................................. 3

Statement of Changes in Stockholders' Equity (Deficit) .................... 4

Statements of Cash Flows .................................................. 5

Notes to Financial Statements ............................................. 6



                                      F-2

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Terra Trema, Inc.

We have audited the accompanying balance sheet of Terra Trema, Inc. (a development stage company) (the Company) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Terra Trema, Inc. as of December 31, 2001 and for the period from inception (April 26, 2000) through December 31, 2001 were audited by another auditor, whose report dated April 23, 2001 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern in Note 1 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Terra Trema, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is presently a shell company, has no operations and limited resources, which raises substantial doubt as to its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MENDOZA BERGER & COMPANY, LLP


Irvine, California
July 28, 2004

                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


                                    ASSETS

                                                       DECEMBER 31,        DECEMBER 31,
                                                          2002               2001
                                                     -----------------  -----------------
Receivable from trust account (Note 3)                   $      -           $   547
                                                     -----------------  -----------------
    Total assets                                         $      -           $   547
                                                     -----------------  -----------------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


  Accounts payable and accrued expenses                  $ 11,953           $ 5,001
  Other liability (Note 3)                                  1,000                 -
                                                     -----------------  -----------------
   Total liabilities                                       12,953             5,001
                                                     -----------------  -----------------
Stockholders' equity (deficit)
  Preferred stock, $.0001 par value; ,000,000 shares
    authorized; 0 shares issued and outstanding                 -                 -
  Common stock, $.0001 par value:  10,000,000 shares
     authorized; 1,895,000 shares issued and outstanding      190               190
  Additional paid-in capital                                4,615             4,615
  Deficit accumulated during development stage            (17,758)           (9,259)

   Total stockholders' equity (deficit)                   (12,953)           (4,454)
                                                     -----------------  -----------------
   Total liabilities and stockholders' equity (deficit)  $      -          $    547
                                                     -----------------  ----------------



                                      F-4


                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                                                CUMULATIVE AMOUNTS
                                                                                FROM INCEPTION
                                                                                (APRIL 28, 2000) THROUGH
                                       FOR THE YEAR ENDED   FOR THE YEAR ENDED  DECEMBER 31, 2002
                                       DECEMBER  31, 2002   DECEMBER  31, 2001
                                       ------------------   ------------------  ------------------------

General and administrative                $     8,499         $    6,479          $    17,758
expenses                               ------------------   ------------------  ------------------------

Loss before income taxes                       (8,499)            (6,479)             (17,758)
Provision for income taxes (Note 4)                 -                  -                    -
                                       ------------------   ------------------  ------------------------
    Net loss                              $    (8,499)        $   (6,479)         $   (17,758)
                                       ------------------   ------------------  ------------------------
Weighted average shares                     1,895,000          1,894,167
outstanding
                                       ------------------   ------------------  ------------------------
Net loss per share                        $         -         $        -
                                       ------------------   ------------------  ------------------------

                 See accompanying notes to financial statements


                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                  PREFERRED STOCK      COMMON STOCK                DEFICIT
                                  ---------------      ------------                ACCUMULATED
                                                                       ADDITIONAL  DURING THE   TOTAL
                                                                       PAID-IN     DEVELOPMENT  STOCKHOLDERS'
                                                                       CAPITAL     STAGE        EQUITY
                                  SHARES  AMOUNT    SHARES    AMOUNT                            (DEFICIT)
                                  ------  ------   ---------  ------  ----------   -----------  -------------

Balance at inception - April 28,     -    $  -         -      $  -     $   -       $       -     $     -
2000

Issuance of common stock to          -       -     1,200,000   120     1,380               -       1,500
founders for cash

Issuance of common stock to          -       -       605,000    60       544               -         604
founders
   for  services
                                     -       -       85,000      9     2,542               -       2,551
Issuance of common stock in private
placement for
   cash held by attorney in trust    -       -            -      -        -           (2,780)     (2,780)
account
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Net loss for the period from
inception
   (April 28, 2000)  through
December 31, 2000

Balance at December 31, 2000         -       -    1,890,000    189     4,466          (2,780)      1,875

Issuance of common stock in private
placement for                        -       -        5,000      1       149               -         150
   cash held by attorney  in trust
account                              -       -            -      -         -          (6,479)     (6,479)
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Net loss for the year ended
December 31, 2001
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Balance at December 31, 2001         -       -    1,895,000    190     4,615          (9,259)     (4,454)

Net loss for the year ended          -       -            -      -         -          (8,499)     (8,499)
December 31, 2002
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Balance at December 31, 2002         -    $  -    1,895,000  $ 190    $4,615       $ (17,758)   $(12,953)
                                  ------  ------   ---------  ------  ----------   -----------  -------------

                  See accompanying notes to financial statements



                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS



                                                  FOR THE YEAR   FOR THE YEAR      CUMULATIVE AMOUNTS
                                                  ENDED          ENDED             FROM INCEPTION
                                                  DECEMBER 31,   DECEMBER 31,     (APRIL 28, 200)
                                                  2002           2001              THROUGH DECEMBER 31,
                                                                                   2002
                                                  ------------   ------------      ------------------
Cash flows from operating activities:
   Net loss                                        $   (8,499)   $   (6,479)        $      (17,758)

Adjustments to reconcile net loss to net cash
   used in operating activities:
   Issuance of common stock for services                    -            -                     604
   Increase (decrease) from changes in:
      Receivable from trust account                       547          1,690                     -
      Accounts payable and accrued expenses             6,952          4,639                11,953
                                                  ------------   ------------      ------------------
       Net cash used in operating activities          (1,000)          (150)                (5,201)
                                                  ------------   ------------      ------------------
Cash flows from financing activities:
   Other liability                                     1,000              -                  1,000
                                                  ------------   ------------      ------------------
   Cash proceeds held by attorney in trust account
      from the issuance of common stock                    -            150                  4,201

       Net cash provided by financing activities       1,000            150                  5,201

Cash, beginning of period                                  -              -                      -
                                                  ------------   ------------      ------------------
Cash, end of period                                 $      -       $      -               $      -
                                                  ------------   ------------      ------------------
                         See accompanying notes to financial statements

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS

Terra Trema, Inc. (a Development-Stage Company) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of December 31, 2002.

 MANAGEMENT ESTIMATES

 The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 INCOME TAXES

 The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for federal income tax reporting purposes.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the use of the purchase method of accounting for business combinations beginning in July 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position or results of its operations.

 In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. It also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 was effective for the Company's fiscal year 2002. The adoption of this statement did not have a significant impact on the Company's financial position and results of operations.

In December 2001, the FASB issued SFAS No. 148, "Accounting or Stock Based Compensation-Transition and Disclosure-an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have a material effect on the Company's financial statements.

 In May 2002, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2002, except for mandatorily redeemable financial instruments of nonpublic entities and the provisions of paragraphs 9 and 10 of SFAS No. 150 (and related guidance in the appendices), as they apply to mandatorily redeemable non-controlling interests, which were deferred by the FASB on October 29, 2002. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

 3. EQUITY TRANSACTIONS

 In April 2000, the Company issued 1,200,000 shares of common stock to its president in exchange for cash of $1,500. The Company also issued 5,000 shares of its common stock to a director in exchange for services rendered. Management deemed such services to have a nominal value.

 In April 2000, the Company issued 600,000 shares of common stock in exchange for legal services valued at $604 (Note 3).
 F-10

2. EQUITY TRANSACTIONS (Continued)

 In connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,701. During the year ended December 31, 2002, any related unexpended cash proceeds were held by the Company's legal counsel in a trust account (Note 3).

3. RELATED PARTY TRANSACTIONS

 During the year ended December 31, 2002 and 2001, the Company received legal services from a stockholder that aggregated $5,150 and $4,411, respectively. As of December 31, 2002, the Company owes the stockholder $9,075 for related services, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

 During the year ended December 31, 2002, a related party, who is an associate of a stockholder, advanced the Company $1,000. Payment of the advance is due on demand.

4.    INCOME TAXES

      The components of the deferred tax asset is as follows:


                                    DECEMBER 31, 2002         DECEMBER 31, 2001
                                    -----------------         -----------------
Deferred tax assets:
 Net operating loss carryforward        $ 6,000                   $ 3,000
 Valuation allowance                     (6,000)                   (3,000)

Net deferred tax asset                  $     -                   $     -

The Company had available approximately $18,000 and $9,000 of unused Federal net operating loss carry-forwards at December 31, 2002 and 2001, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2023. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

   F-11

4. INCOME TAXES (Continued)

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                  DECEMBER 31, 2002         DECEMBER 31, 2001
                                    -----------------         -----------------


Statutory federal tax (benefit) rate      (34.0)%                    (34.0)%
Valuation allowance                        34.0%                      34.0%
Effective income tax rate                   0.0%                       0.0%


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         The Company has engaged the accounting firm of Mendoza Berger Company, LLP to audit the financial statements of the Company for the year ended December 31, 2002. The firm of Haskell & White, LLP audited the financial statements of the Company for the year ended December 31, 2001 and prior years. There was no disagreement of any kind between the Company and Haskell & White, LLP with regard to any accounting or financial disclosure matter.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and the executive officers of the Company:

Name                     Age       Title
----                     ---       ------

Gerry Martin             49        President, Treasurer and Director

GERRY MARTIN, has been an officer and director of the Company from its inception. Mr. Martin is a president and owner of CMI, Inc., and has been involved in investment banking for 27 years. He has raised over $350,000,000 for emerging growth companies in the areas of debt and equity through his referral relationships with companies like Trenwith Securities, Tucker Federal and Roth Capital. Mr. Martin is a director and a member of the audit committee of Prolong International, Inc., a public company.

         The Company currently has no employees.

         The following chart summarizes certain information concerning the blank check companies with which Mr. Martin is or has been a director/officer and which have filed or intend to file a registration statement with the SEC, as of this date.


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

Mr. Martin is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. He will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Mr. Martin will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger.

Item 10.  Executive Compensation
          ----------------------

Gerry Martin is the only officer and director of the Company. He receives no compensation for his services as the director and/officer of the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2002. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock,
(ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                              SHARES        PERCENT
                                           BENEFICIALLY     OF CLASS
                  NAME                        OWNED (2)    OUTSTANDING
----------------------------------        -------------    -----------
    Gerry Martin (1)                         1,200,000        63.3%
    President, Treasurer, Director

    Iwona Alami (3)                            600,000        31.7%

    Officers and Directors as                1,200,000        63.3%
    a Group (1 person)

-------------------------


(1) C/o Company's address: 2102 Business Center Drive, Suite 130, Irvine, California, 92612.

(2)      Based on 1,895,000 shares of Common Stock outstanding as of December
         31, 2002.

(3) Address: 120 Newport Center Drive, Suite 200, Newport Beach, California, 92660.

A Merger will, in all likelihood, result in stockholders of the Merger Target obtaining a controlling interest in the Company. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Martin to resign or be removed as executive officers and/or directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

    Item 12.  Certain Relationships and Related Transactions
              ----------------------------------------------
To this date, the Company has had no operating business and engaged in no transactions in which Mr. Martin has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Mr. Martin's interest therein would arise only from his ownership of Common Stock of the Company, if any, and would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company.

In addition to the Company, Mr. Martin serves as the director and officer of other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are listed in Item 9 above. As a result, Mr. Martin will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation, and the laws of the state of Nevada further provide rights and remedies to shareholders in the event such duty is breached. As a result of Mr. Martin's business associations with multiple companies they will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Martin has the same ownership interest in each other company as they do in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

Prior to his involvement with the Company, Mr. Martin has not been involved in any "blind pool" or "blank check" offerings. Mr. Martin is affiliated with eight other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As described above, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Martin may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

Mr. Martin and the Company have no formal plan relating to the allocation of business or Merger opportunities between the Company and the eight other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the eight other Companies.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number      Description
---------------    -----------
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of Subscription Agreement executed by investors in the
                    Private Placement*
                    ---------------------------------

* Previously filed with the Securities and Exchange Commission on Form 10-SB.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Haskell & White, LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2002 was $0. The aggregate fees billed by Mendoza Berger & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $2,000.00.

ALL OTHER FEES

There were no other fees billed by Haskell & White, LLP or Mendoza Berger & Company, LLP for professional services rendered, other than as stated under the captions Audit Fees.


                                   Signatures
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Terra Trema, Inc.

                               By /s/ Gerry Martin
                                  --------------------------------------------
                                  Gerry Martin, President and
                                  Treasurer
                                  Date: 10/1/04


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ Gerry Martin
                                  --------------------------------------------
                                  Gerry Martin, President, Treasurer and
                           Director
                                  Date: 10/1/04


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Gerry Martin, certify that:

 1. I have reviewed this annual report on Form 10-KSB of Terra Trema, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have significant roles in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 1, 2004.

                               /s/ Gerry Martin
                              -------------------------------------------
                               Gerry Martin, President and Chief Executive
                               Officer, Treasurer