Form 10QSB
period 2003-06-30
TERRA TREMA INC
filed 2004-10-12
CIK 1140299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003.
                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                           Commission File No. 0-32733

                                Terra Trema, Inc.
                           --------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                      88-0492268
--------------------------------------------------------------------------------
State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 30, 2003, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
Item 1. FINANCIAL STATEMENTS

    a. Balance Sheet ...................................................  3

    b. Statements of Operations ......................................... 4

    c. Statements of Cash Flows ......................................... 5

    d. Notes to Financial Statements .................................. 6-7

Item 2. PLAN OF OPERATIONS ........................................... 7-12

Item 3. CONTROLS AND PROCEDURES ........................................ 12

PART II OTHER INFORMATION .............................................. 13

Item 1. LEGAL PROCEEDINGS .............................................. 13

Item 2. CHANGES IN SECURITIES .......................................... 13

Item 3. DEFAULTS ON SENIOR SECURITIES .................................. 13

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 13

Item 5. OTHER INFORMATION .............................................. 13

Item 6. EXHIBITS AND REPORTS ON 8-K .................................... 13

SIGNATURE PAGE ......................................................... 13

CERTIFICATION ....................................................... 14-15

                                Terra Trema, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                     As of
                                                               June 30, 2003
                                                               --------------

Receivable from trust account (Note 2)                               $     --
                                                                     --------

           Total assets                                              $     --
                                                                     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                $  1,953
Other liability (Note 2)                                                1,000
                                                                     --------

           Total liabilities                                           12,953
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                     --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding             190
       Additional paid-in capital                                       4,615
       Deficit accumulated during the development stage               (17,758)
                                                                     --------

           Total stockholders' equity (deficit)                       (12,953)
                                                                     --------

           Total liabilities and stockholders' equity
              (deficit)                                              $     --
                                                                     ========

            See accompanying notes to condensed financial statements.

                                Terra Trema, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

     STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
                                   (UNAUDITED)
                                  June 30, 2003

                                                  For the three     Cumulative
                                                  months ended      since
                                                  June 30, 2003     inception
                                                                (April 28, 2000)

EXPENSES
General and Administrative expenses                $          -    $     17,758
                                                 --------------  --------------
NET LOSS BEFORE INCOME TAXES                       $          -    $    (17,758)
(BENEFITS)

INCOME TAXES (BENEFITS)                                       -               -
                                                 --------------  --------------
NET LOSS AND ACCUMULATED DEFICIT
DURING THE DEVELOPMENT STAGE                       $          -    $    (17,758)
                                                 ==============  ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                   1,895,000       1,895,000
                                                 ==============  ==============
NET LOSS PER SHARE (BASIC AND DILUTED)
                                                   $    (0.0000)   $     0.0000)
                                                 ==============  ==============

            See accompanying notes to condensed financial statements.

                                Terra Trema, Inc.
                          (A Development Stage Company)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  June 30, 2003


                                                    For the six      Cumulative
                                                   months ended         since
                                                  June 30, 2003       inception
                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $          -    $    (17,758)

   Adjustments to reconcile net loss to net cash used by operating activities

   Common stock issued for services
                                                              -             604
   Increase (decrease) from changes in:

   Accounts payable and accrued expenses
                                                              -          11,953
                                                 --------------  --------------
 NET CASH USED BY OPERATING ACTIVITES
                                                              -          (5,201)
                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Other liability                                           -           1,000
    Issuance of common stock                                  -            4,201
                                                 --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                              -           5,201
                                                 --------------  --------------

NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
AND CUMULATIVE DURING THE DEVELOPMENT STAGE
                                                              -               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
                                                              -                -
                                                 --------------  --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD
                                                   $          -    $          -
                                                 ==============  ==============

SUPPLEMENTAL DISCLOSURES
    Interest paid                                  $          -    $          -
    Income taxes paid                              $          -    $          -
                                                 --------------  --------------

           See accompanying notes to condensed financial statements.

                                Terra Trema, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 28, 2000, THROUGH June 30, 2003

1.   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     Terra Trema, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2003.

     BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2002, and its results of operations and cash flows for the three and nine months ended June 30, 2003 and 2001, and the period from inception, April 28, 2000, through June 30, 2003. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

     As of June 30, 2003, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of June 30, 2003, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3.   RELATED-PARTY TRANSACTIONS

     During the three months ended June 30, 2003, and the period from inception, April 28, 2000, through June 30, 2003, the Company received legal services from a stockholder that aggregated $0 and $11,224, respectively. In connection with these services, the Company owes the related stockholder $8,575 at June 30, 2003, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).


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

Expenses for the Six Months Ended March 31, 2002 and June 30, 2003.

     Expenses for the six months ended June 30, 2003 were 0 as compared to $5,533 respectively, for the same period ended June 30, 2002. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

Item 3. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the adequacy and effectiveness of the disclosure controls and procedures of the Company, based on their evaluation of such controls and procedures.

         (b) Changes in internal controls. None.

         (c) Asset-Backed Issuers. Not applicable.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS
             NONE

ITEM 2   -   CHANGES IN SECURITIES
             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES
             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS
             NONE

ITEM 5   -   OTHER INFORMATION
             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

    Exhibit No.   Description
    -----------   -----------
        31        Certification pursuant to the Sarbanes-Oxley Act of 2002

        32        Certification  Pursuant  to Title 18,  United  States  Code,
                  Section 1350


          (b) Reports on Form 8-k

          No reports on Form 8-K were filed  during the  quarter  ended June 30,
          2003

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

Exhibit 31

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


10/1/04                                /s/ Gerry Martin
----------------                       ------------------------------------
Date                                   President and Chief Executive Officer

10/1/04                                /s/ Gerry Martin
----------------                       -----------------------------------
Date                                       Principal Financial Officer

EXHIBIT 32

                Certification Pursuant to Title 18, United States
             Code, Section 1350, as Adopted Pursuant to Section 906
                        Of The Sarbanes-Oxley Act Of 2002
                       ----------------------------------

In connection with the Quarterly Report of Terra Trema, Inc. on Form 10-QSB for the six-month period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerry Martin, President and Chief Executive Officer of Terra Trema, Inc., and I, Gerry Martin, Principal Financial Officer of Terra Trema, Inc., certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of FUSA

10/1/04                                /s/ Gerry Martin
----------------                       ------------------------------------
Date                                   President and Chief Executive Officer

10/1/04                                /s/ Gerry Martin
----------------                       -----------------------------------
Date                                       Principal Financial Officer