Form 10QSB
period 2003-09-30
TERRA TREMA INC
filed 2004-10-12
CIK 1140299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2003.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of September 30, 2003, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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
                                                                  ========

            See accompanying notes to condensed financial statements














                               TERRA TREMA, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                       STATEMENTS OF LOSS AND ACCUMULATED
                DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)
                            September 30, 2003

                                            For the Nine     Cumulative
                                            months ended     since
                                            Sept. 30, 2003   inception
                                                            (April 28, 2000)
                                          ---------------     -----------
EXPENSES
General and Administrative expenses        $      -            $  17,758
                                          ---------------     -----------
 NET LOSS BEFORE INCOME TAXES              $      -            $ (17,758)
(BENEFITS)

INCOME TAXES (BENEFITS)                           -                    -
                                          ---------------     -----------
 NET LOSS AND ACCUMULATED DEFICIT
DURING THE DEVELOPMENT STAGE               $      -            $ (17,758)
                                          ===============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (BASIC AND DILUTED)   1,895,000            1,895,000
                                          ===============     ===========
NET LOSS PER SHARE (BASIC AND DILUTED)
                                           $(0.0000)           $  0.0000)
                                          ===============     ===========

            See accompanying notes to condensed financial statements



                                TERRA TREMA, INC
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                              September 30, 2003

                                             For the Nine      Cumulative
                                             months ended      since
                                             Sept. 30, 2003    inception
                                             -------------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                  $    -          $(17,758)

   Adjustments to reconcile net loss to net cash used by operating activities

   Common stock issued for services
                                                   -               604
   Increase (decrease) from changes in:

   Accounts payable and accrued expenses
                                                   -            11,953
                                            --------------   ----------
 NET CASH USED BY OPERATING ACTIVITIES
                                                   -            (5,201)
                                            --------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Other liability                                -             1,000
    Issuance of common stock                       -             4,201
                                            --------------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                   -             5,201
                                            --------------   ----------

NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
AND CUMULATIVE DURING THE DEVELOPMENT STAGE
                                                   -                 -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
                                                   -                 -
                                           --------------   ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD
                                              $    -             $   -
                                            ==============   ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid                             $    -             $   -
    Income taxes paid                         $    -             $   -
                                            --------------   ----------

            See accompanying notes to condensed financial statements


                                                        5

                               TERRA TREMA, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
       PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH SEPTEMBER 30, 2003

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

Terra Trema, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of September 30, 2003.

         BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2002, and its results of operations and cash flows for the three and nine months ended September 30, 2003 and 2001, and the period from inception, April 28, 2000, through September 30, 2003. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

                                        6




                           TERRA TREMA, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH SEPTEMBER 30, 2003

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

As of September 30, 2003, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of September 30, 2003, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3. RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2003, and the period from inception, April 28, 2000, through September 30, 2003, the Company received legal services from a stockholder that aggregated $400 and $11,224, respectively. In connection with these services, the Company owes the related stockholder $8,575 at September 30, 2003, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

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

Expenses for the Nine Months Ended September 30, 2002 and September 30, 2003.

Expenses for the nine months ended September 30, 2003 were 0 as compared to $5,533, for the same period ended September 30, 2002. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

         No reports on Form 8-K were filed during the quarter ended September 30, 2003

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