Form 10KSB
period 2003-12-31
TERRA TREMA INC
filed 2004-10-12
CIK 1140299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                  For the Fiscal Year Ended December 31, 2003

                                       OR

  [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (No Fee Required)

                           Commission File No.0-32733

                               Terra Trema, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                          88-0492268
---------------------------------                  ----------------------
  State or other jurisdiction                         I.R.S. Employer
of incorporation or organization                    Identification Number


2102 Business Center Drive, Suite 130
Irvine, California                                         92612
-------------------------------------                     --------
Address of principal executive office                Zip Code


                   Issuer's telephone number:  (949) 253-4675
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2003 were $0.00.
As of December 31, 2003, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

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

 In addition, Gerry Martin serves as the sole director and officer of eight other companies (identified in Part III, Item 9 below)that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, there may be a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Mr. Martin's business associations with multiple companies he will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's fiduciary duty. Mr. Martin and the Company have no formal plan relating to the allocation of or Merger opportunities between the Company and the eight other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the eight other Companies. The Company currently has no arrangements or understandings with any brokers, finders or others relating to the identification of a Merger Candidate.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         No matter was submitted to a vote of stockholders in the fourth quarter of 2003.

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

 The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At December 31, 2003, there were 1,895,000 shares of Common Stock outstanding and held of record by 21 stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE

 Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2003, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act (one year from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

 The Company is one of the ten companies in which investors in the Private Placement were required to make an equal investment. The others were: Byron Enterprises, Inc., Matrix Concepts, Inc., Bermuda Acquisition, Inc., Castcity.com, Chopin Venture Group, Inc. (which with a third party entered into a share exchange agreement as of January 28, 2002); Harrods Investments, Inc., Silesia Enterprises, Inc., Voyager One, Inc., and Voyager Two. Inc.


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

 Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

     The SEC has adopted a change in the rules relating to "shell Companies" such as the Company which, if finally enacted, would substantially limit the Company's ability to locate and merge with a Merger Target. Under the rule changes, which have an effective date of August 23, 2004, a shell company, as defined in the proposed rule changes, would be precluded from using the simplified registration process under Form S-8 for shares issued to employees and consultants until 60 days after the Company has completed a merger or simple transaction with an operating company and the information generally required with the filing of a Form 10-SB registration statement has been filed with the SEC by means of a Form 8-K. Since the Company has no current plans to utilize a Form S-8 registration statement, it is not believed that this rule change would have a significant effect on the Company or its merger prospects. The rule change also would require that a shell company will be required to file a Form 8-K within four days after completion of a merger or similar transaction with an operating business, containing the same general information required in a Form 10-SB registration statement, including audited financial statements of the acquired or merged company. Previously, a shell company would have up to 71 days from the completion of the merger with an operating company to file a Form 8-K containing this information. This rule change could substantially limit the Company's ability to locate a suitable Merger Target, since typically a Merger Target is a private company which does not have audited financial statements available.

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

Expenses for Year Ended December 31, 2003

Net cash used in operating activities for the twelve months ended December 31, 2003 was zero compared to ($5,201) for the period from the inception (April 28, 2000) until December 31, 2003. Net cash provided from financing activities for the twelve months ended December 31, 2003 was zero compared to ($5,201) for the period from the inception (April 28, 2000) until December 31, 2003. During the twelve months ended December 31, 2003, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities.

The expenses of zero for the twelve months ended December 31, 2003 and $17,758 for the period from inception (April 28, 2000) through December 31, 2003, resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. There is no assurance that the Company will have sufficient funds to locate a Merger Target or to consummate a Merger and we may not have enough cash on hand to satisfy our cash requirements during the next 12 months.

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

THERE EXIST CONFLICTS OF INTEREST RELATING TO MR. MARTIN'S AND MS. HELLER'S INTER-COMPANY CONFLICTS

 Mr. Martin serves as the directors and officers of other companies (identified in Item III, Part 9 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, Mr. Martin will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Mr. Martin's business associations with multiple companies they will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's fiduciary duties. However, the conflict should be mitigated by the fact that Mr. Martin has the same ownership interest in all of the companies as they do in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

THERE EXIST CONFLICTS OF INTEREST RELATING TO MR. MARTIN'S TIME COMMITMENT TO THE COMPANY

 Mr. Martin are not required to commit their full time to the affairs of the Company and it is likely that they will not devote a substantial amount of time to the affairs of the Company. Mr. Martin will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Mr. Martin will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger. Mr. Martin is affiliated with eight other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Martin may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

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

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

 The ability of the Company to successfully effect a Merger will be dependent upon the efforts of its executive officers and directors, Mr. Martin. Notwithstanding the significance of Martin, the Company has not entered into employment agreements or other understandings with Mr. Martin concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Martin could have a material adverse effect on the Company's ability to successfully achieve its business objectives.

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

Item 7.  Financial Statements
         --------------------

         See the Financial Statements and related Independent Auditors' Report included herewith as pages F-1 through


                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 2003 AND 2002
                      AND FROM INCEPTION (APRIL 26, 2000)
                           THROUGH DECEMBER 31, 2003


                               TABLE OF CONTENTS


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

Statements of Cash Flows .................................................. 5

Notes to Financial Statements ............................................. 6






            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Terra Trema, Inc.

We have audited the accompanying balance sheets of Terra Trema, Inc. (a development stage company) (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Terra Trema, Inc. for the period from inception (April 26, 2000) through December 31, 2001 were audited by another auditor, whose report dated April 23, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern in Note 1 to the financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Terra Trema, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is presently a shell company, has no operations and limited resources, which raises substantial doubt as to its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MENDOZA BERGER & COMPANY, LLP


Irvine, California
July 28, 2004
                                         F-3


                                TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                    ASSETS

                                                                  DECEMBER 31,        DECEMBER 31,
                                                                     2002               2001
                                                                -----------------  -----------------
Receivable from trust account (Note 3)                            $         -        $        -
                                                                -----------------  -----------------
    Total assets                                                  $         -        $        -
                                                                -----------------  -----------------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Accounts payable and accrued expenses                           $    11,953        $   11,953
  Other liability (Note 3)                                              1,000             1,000
                                                                -----------------  -----------------
   Total liabilities                                                   12,953            12,953

Stockholders' equity (deficit)
  Preferred stock, $.0001 par value; 5,000,000 shares
    authorized; 0 shares issued and outstanding                             -                 -
  Common stock, $.0001 par value:  10,000,000 shares
     authorized; 1,895,000 shares issued and outstanding                  190               190
  Additional paid-in capital                                            4,615             4,615
  Deficit accumulated during development stage                        (17,758)          (17,758)
                                                                -----------------  -----------------
   Total stockholders' equity (deficit)                               (12,953)          (12,953)
                                                                -----------------  -----------------
   Total liabilities and stockholders' equity (deficit)           $         -       $         -
                                                                -----------------  -----------------

                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                CUMULATIVE AMOUNTS
                                                                                FROM INCEPTION
                                                                                (APRIL 28, 2000) THROUGH
                                       FOR THE YEAR ENDED   FOR THE YEAR ENDED  DECEMBER 31, 2003
                                       DECEMBER  31, 2003   DECEMBER  31, 2002
                                       ------------------   ------------------  ------------------------
General and administrative               $       -           $       8,499          $      17,758
expenses
                                       ------------------   ------------------  ------------------------
Loss before income taxes                         -                  (8,499)               (17,758)

Provision for income taxes (Note 4)              -                       -                      -
                                       ------------------   ------------------  ------------------------
    Net loss                             $       -            $     (8,499)         $     (17,758)

Weighted average shares                  1,895,000               1,895,000
outstanding
                                       ------------------   ------------------  ------------------------
Net loss per share                       $       -            $          -
                                       ------------------   ------------------  ------------------------

                  See accompanying notes to financial statements







                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                  PREFERRED STOCK      COMMON STOCK                DEFICIT
                                  ---------------      ------------                ACCUMULATED
                                                                       ADDITIONAL  DURING THE   TOTAL
                                                                       PAID-IN     DEVELOPMENT  STOCKHOLDERS'
                                                                       CAPITAL     STAGE        EQUITY
                                  SHARES  AMOUNT    SHARES    AMOUNT                            (DEFICIT)
                                  ------  ------   ---------  ------  ----------   -----------  -------------

Balance at inception - April      -    $  -         -         $  -       $   -         $    -       $     -
26, 2000

Issuance of common stock to       -       -     1,200,000      120        1,380             -         1,500
founders for cash

Issuance of common stock to       -       -     605,000         60         544              -           604
founders
   for  services
                                  -       -     85,000           9        2,542             -         2,551
Issuance of common stock in
private placement for
   cash held by attorney in       -       -         -            -           -          (2,780)      (2,780)
trust account
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Net loss for the period from
inception
   (April 26, 2000)  through
December 31, 2000

Balance at December 31, 2000      -       -     1,890,000      189        4,466         (2,780)       1,875
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Issuance of common stock in
private placement for             -       -     5,000            1         149              -           150
   cash held by attorney  in
trust account                     -       -         -            -           -          (6,479)      (6,479)

Net loss for the year ended
December 31, 2001
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Balance at December 31, 2001
                                  -       -     1,895,000      190        4,615         (9,259)      (4,454)
Net loss for the year ended
December 31, 2002                 -       -         -            -           -          (8,499)      (8,499)
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Balance at December 31, 2002      -       -     1,895,000      190        4,615         (17,758)          (12,953)

Net loss for the year ended       -       -         -            -           -              -             -
December 31, 2003
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Balance at December 31, 2003      -    $  -     1,895,000     $190       $4,615        $(17,758)    $(12,953)
                                  ------  ------   ---------  ------  ----------   -----------  -------------


               See accompanying notes to financial statements




                               TERRA TREMA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS


                                                  FOR THE YEAR   FOR THE YEAR      CUMULATIVE AMOUNTS
                                                  ENDED          ENDED             FROM INCEPTION
                                                  DECEMBER 31,   DECEMBER 31,     (APRIL 28, 200)
                                                  2003           2002              THROUGH DECEMBER 31,
                                                                                   2003
                                                  ------------   ------------      ------------------
Cash flows from operating activities:
   Net loss                                          $     -      $   (8,499)      $     (17,758)

Adjustments to reconcile net loss to net cash used
   in operating activities:
   Issuance of common stock for services                   -               -                 604
   Increase (decrease) from changes in:
      Receivable from trust account                        -             547                   -
      Accounts payable and accrued expenses                -           6,952              11,953
                                                  ------------   ------------      ------------------
       Net cash used in operating activities               -          (1,000)             (5,201)
                                                  ------------   ------------      ------------------
Cash flows from financing activities:
   Other liability                                         -           1,000               1,000
   Cash proceeds held by attorney in trust account
      from the issuance of common stock                    -               -               4,201
                                                  ------------   ------------      ------------------
       Net cash provided by financing activities           -           1,000               5,201
                                                  ------------   ------------      ------------------
Cash, beginning of period                                  -               -                   -
                                                  ------------   ------------      ------------------
Cash, end of period                                  $     -         $     -           $       -
                                                  ------------   ------------      ------------------

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS

      Terra Trema, Inc. (a Development-Stage Company) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of December 31, 2003.

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

 In December 2002, the FASB issued SFAS No. 148, "Accounting or Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's financial statements.

 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and the provisions of paragraphs 9 and 10 of SFAS No. 150 (and related guidance in the appendices), as they apply to mandatorily redeemable non-controlling interests, which were deferred by the FASB on October 29, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

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

 In connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,701. For the year ended December 31, 2003, any the related unexpended cash proceeds were held by the Company's legal counsel in a trust account (Note 3).

3. RELATED PARTY TRANSACTIONS

 During the year ended December 31, 2002, the Company received legal services from a stockholder that aggregated $5,150. As of December 31, 2003, the Company owes the stockholder $9,075 for related services, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

 During the year ended December 31, 2002, a related party, who is an associate of a stockholder, advanced the Company $1,000. Payment of the advance is due on demand.

4.    INCOME TAXES

      The components of the deferred tax asset is as follows:

                                    DECEMBER 31, 2003         DECEMBER 31, 2002
                                    -----------------         -----------------
Deferred tax assets:
 Net operating loss carryforward        $ 6,000                   $ 6,000
 Valuation allowance                     (6,000)                   (6,000)

Net deferred tax asset                  $     -                   $     -

      The Company had available approximately $18,000 of unused Federal net operating loss carry-forwards at December 31, 2003 and 2002 that may be applied against future taxable income. These net operating loss carry- forwards expire for Federal purposes in 2023. There is no assurance that the Company will realize the benefit of the net operating loss carry- forwards.

 SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003 and 2002, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

 Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                    DECEMBER 31, 2003         DECEMBER 31, 2002
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





Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

 The Company has engaged the accounting firm of Mendoza Berger Company, LLP to audit the financial statements of the Company for the year ended December 31, 2003. The firm of Haskell & White, LLP audited the financial statements of the Company for the year ended December 31, 2001 and prior years. There was no disagreement of any kind between the Company and Haskell & White, LLP with regard to any accounting or financial disclosure matter.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and the executive officers of the Company:

Name                     Age       Title
-----                    ---       ------
Gerry Martin             50        President, Treasurer and Director

GERRY MARTIN, has been an officer and director of the Company from its inception. Mr. Martin is a president and owner of CMI, Inc., and has been involved in investment banking for 28 years. He has raised over $350,000,000 for emerging growth companies in the areas of debt and equity through his referral relationships with companies like Trenwith Securities, Tucker Federal and Roth Capital. Mr. Martin is a director and a member of the audit committee of Prolong International, Inc., a public company.

The Company currently has no employees.

The following chart summarizes certain information concerning the blank check companies with which Mr. Martin is or has been a director/officer and which have filed or intend to file a registration statement with the SEC, as of this date.

COMPANY NAME
SEC FILE NUMBER                     STATE        10SB FILE DATE
-----------------------             -----        --------------
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

Item 10. Executive Compensation
 ----------------------
Gerry Martin is the only officer and director of the Company. He does not receive any compensation for their respective services as the director and/or officer of the Company.

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

                                            SHARES      PERCENT
 BENEFICIALLY OF CLASS
 NAME OWNED (2) OUTSTANDING
--------------------------------------- ------------- -----------
 Gerry Martin (1)                        1,200,000        63.3%
 President, Treasurer, Director

 Iwona Alami (3)                           600,000        31.7%

 Officers and Directors as               1,200,000        63.3%
 a Group (1 persons)
-------------------------

(1) C/o Company's address: 2102 Business Center Drive, Suite 130, Irvine, California, 92612.

(2) Based on 1,895,000 shares of Common Stock outstanding as of December
 31, 2003.

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

 In addition to the Company, Mr. Martin serves as the director and officer of other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are listed in Item 9 above. As a result, Mr. Martin will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation, and the laws of the state of Nevada further provide rights and remedies to shareholders in the event such duty is breached. As a result of Mr. Martin's business associations with multiple companies they will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Martin and has the same ownership interest in each other company as they do in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

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
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of Subscription Agreement executed by investors in the
                    Private Placement*
---------------------------------

* Previously filed with the Securities and Exchange Commission on Form 10-SB.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2003.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Terra Trema, Inc.

                               By /s/ Gerry Martin
                                  -------------------------------------
                                  Gerry Martin, President and Treasurer
                                   Date: 10/1/2004

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ Gerry Martin
                                  --------------------------------------------
                                  Gerry Martin, President,
                                  Treasurer and Director
                                    Date: 10/1/2004

                               By /s/ Gerry Martin
                                  --------------------------------------------
                                  Gerry Martin, Secretary
                                  Date: 10/1/2004


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

     Date: October 1, 2004.

                               /s/ Gerry Martin
                             --------------------------------------------
                               Gerry Martin, President and Chief Executive
                               Officer, Treasurer