Form 10QSB/A
period 2004-03-31
TERRA TREMA INC
filed 2004-10-12
CIK 1140299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FIRST AMENDMENT TO FORM

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

Check whether the issuer: (1) filed all reports required to be filed by section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2) beensubject to such filing requirements for the past ninety (90) days.

Yes X   No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of commonequity, as of the latest practical date: As of March 31, 2004, there were1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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
                                                                  ========

            See accompanying notes to condensed financial statements













                               TERRA TREMA, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                       STATEMENTS OF LOSS AND ACCUMULATED
                DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)
                                 MARCH 31, 2004

                                            For the three    Cumulative
                                            months ended     since
                                            March 31, 2004   inception
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
                                          ===============     ===========

            See accompanying notes to condensed financial statements



                                TERRA TREMA, INC
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 MARCH 31, 2004


                                            For the three    Cumulative
                                            months ended     since
                                            March 31, 2004   inception
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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of March 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2004 and 2001, and the period from inception, April 28, 2000, through March 31, 2004. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

Expenses for the Three Months Ended March 31, 2003 and March 31, 2004.

Expenses for the three months ended March 31, 2004 were 0 as compared to $0, for the same period ended March 31, 2003. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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