Form 10QSB
period 2004-06-30
TERRA TREMA INC
filed 2004-10-12
CIK 1140299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 30, 2004, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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






















                               TERRA TREMA, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS
                                                              As of
                                                              June 30, 2004
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
                                                                  ========

            See accompanying notes to condensed financial statements














                               TERRA TREMA, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                       STATEMENTS OF LOSS AND ACCUMULATED
                DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)
                                 JUNE 30, 2004

                                            For the Six      Cumulative
                                            months ended     since
                                            June 30, 2004    inception
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
                                          ===============     ===========

            See accompanying notes to condensed financial statements



                                TERRA TREMA, INC
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 JUNE 30, 2004


                                             For the Six       Cumulative
                                             months ended      since
                                             June 30, 2004     inception
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

            See accompanying notes to condensed financial statements

                                                        5

                               TERRA TREMA, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH JUNE 30, 2004

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

Terra Trema, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2004.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2004, and its results of operations and cash flows for the three and six months ended June 30, 2004 and 2003, and the period from inception, April 28, 2000, through June 30, 2004. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

                                        6



                           TERRA TREMA, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH JUNE 30, 2004

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

As of June 30, 2004, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700.

3. RELATED-PARTY TRANSACTIONS

During the three months ended June 30, 2004, and the period from inception, April 28, 2000, through June 30, 2004, the Company received legal services from a stockholder that aggregated $400 and $11,224, respectively. In connection with these services, the Company owes the related stockholder $8,575 at June 30, 2004, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).


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

Expenses for the Three Months Ended June 30, 2003 and June 30, 2004.

Expenses for the three months ended June 30, 2004 were 0 as compared to $0 respectively, for the same period ended June 30, 2003. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

         No reports on Form 8-K were filed during the quarter ended
         June 30, 2004

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