Form 10KSB
period 2004-12-31
TERRA TREMA INC
filed 2005-04-18
CIK 1140299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                          Commission File No. 814-00688

                                Terra Trema, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-0492268
---------------------------------         -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

2002-A Guadalupe St. Suite 200, Austin, Texas                   78705
----------------------------------------------------------     --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (866) 514-4087
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2004 were $0.00.

As of December 31, 2004, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

Transitional Small Business Disclosure Format (check one):    Yes      No  X
                                                                  ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                                     PART I

Item 1.  Description of Business.
         -----------------------

         Terra Trema, Inc. (the "Company") was incorporated under the laws of the state of Nevada in April, 2000. The Company's corporate offices are located at 2002-A Guadalupe St. Suite 200, Austin, Texas 78705; telephone (866) 514-4087. The Company was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

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

         The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 6, Plan of Operation" as a business development company under the Investment Company Act of 1940. As such, the Company will search for and locate suitable portfolio investments in which to invest and to provide management assistance. The Company has adopted extensive due diligence rules as well as extensive corporate governance requirements, which it will implement during 2005, with the appointment of additional directors and identification of potential portfolio targets. The Company has also filed an 1-E exemption with the SEC to allow it to raise up to $5 million for portfolio investments, but to date, no funds have been raised under this 1-E exemption and no shares of the Company's stock have been sold under the exemption.

Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan and completed a portfolio investment.

         THERE CAN BE NO ASSURANCES GIVEN THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY LOCATE A MERGER OR PORTFOLIO TARGET COMPANY OR CONSUMMATE A MERGER OR PORTFOLIO INVESTMENT.

Item 2.  Description of Property
         -----------------------

         The Company neither owns nor leases any real property at this time. Pursuant to an oral agreement with Alan Lomax, , the Company utilizes and will continue to utilize the office space of Mr. Lomax's company as its principal executive office, at no charge to the Company. Such office is located at 2002-A Guadalupe St. Suite 200, Austin, Texas 78705.

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2004.

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

DIVIDENDS

         The Company does not expect to pay dividends prior to the consummation of a Merger or Portfolio Investment. The payment of dividends after consummating any such Merger or Investment, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of a Merger or Portfolio Investment. The payment of any dividends subsequent to a Merger or Portfolio Investment will be within the discretion of the Company's then Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

                         SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2004, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act (one year from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Plan of Operation

         Statements contained in this Plan of Operation of this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section
27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the "RISK FACTORS" section below for a description of certain of the known risks and uncertainties of the Company.)

General

         Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction or Portfolio Investment (a "Merger") with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation or associating with a Business Development Company. At this time, we have no binding agreement to enter into a Merger with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003 and 2004, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

Selection and Evaluation of Merger Targets

         Our management, which currently consists of Mr. Lomax and Mr. Garner will have complete discretion and flexibility in identifying and selecting a prospective Merger Target with the assistance of our legal counsel or other consultants, as we may deem necessary.

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

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. Mr. Lomax, our current executive officer intends to devote only a small portion of his time to our affairs and, accordingly, consummation of a Merger may require a greater period of time than if our management devoted his full time to our affairs. We have engaged third party consultants to assist us in the evaluation and due diligence review of potential Merger Targets. These third party consultants have agreed to be paid only in securities of the Company, but we have not issued any such securities to them at this time. We may be required to hire new consultants and/or pay such persons cash or other securities of the Company to carry out our business plan.

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

Equipment and Employees

         We have no operating business and thus no equipment and no employees other than our president and secretary, who do not receive a salary. We do not expect to acquire any equipment or employees. We do not intend to develop our own operating business but instead hope to effect a Merger with a Merger Target. As a Business Development Company, we are precluded for actual operations of a business, and may only invest in, or assist in arranging capital for, portfolio investments in operating companies and in providing management assistance and expertise.

Expenses for Year Ended December 31, 2004

         Net cash used in operating activities for the year ended
December 31, 2004 was $5,000 compared to $0 for the year ended December 31, 2003. Net cash provided from financing activities for the year ended December 31, 2004 was $5,000 compared to $0 for the year ended December 31, 2003. During the year ended December 31, 2004, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities.

         The expenses of $5,000 for the twelve months ended December 31, 2004 and $22,758 for the period from inception (April 26, 2000) through December 31, 2004, resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. There is no assurance that the Company will have sufficient funds to locate a Merger Target or to consummate a Merger and we may not have enough cash on hand to satisfy our cash requirements during the next 12 months.

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

THERE EXIST CONFLICTS OF INTEREST RELATING TO MR. LOMAX'S TIME COMMITMENT TO THE COMPANY

         Mr. Lomax is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. Mr. Lomax will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Mr. Lomax will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger.

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

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

         The ability of the Company to successfully effect a Merger will be dependent upon the efforts of its executive officers and directors. Notwithstanding the significance of Mr. Lomax, the Company has not entered into employment agreements or other understandings with Mr. Lomax concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Lomax could have a material adverse effect on the Company's ability to successfully achieve its business objectives.

THERE EXISTS THE LIKELIHOOD OF A CHANGE IN CONTROL AND MANAGEMENT UPON THE CONSUMMATION OF A MERGER

         It is likely that any Merger will result in control by the Merger Target stockholders and that the stockholders of the Company would retain only a relatively small minority position. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Lomax to resign or be removed as executive officer and/or director and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

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

         The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of Common Stock. There are currently 1,895,000 outstanding and issued shares of Common Stock. Although the Company has no commitments as of this date to issue any of these 8,105,000 shares of Common Stock, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Merger. To the extent that additional shares of Common Stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following a Merger, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates. The Company has the sole discretion to engage consultants and other assistance and to pay partially or in whole with stock or options for stock of the Companies and to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

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

THE COMPANY IS DEEMED TO BE AN INVESTMENT COMPANY AND SUBJECTED TO RELATED RESTRICTIONS

         The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. AS a Business Development Company, the Company is fully subject to regulation under The Investment Company Act. on the Company.

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

Item 7.  Financial Statements
         --------------------

         See the Financial Statements and related Independent Auditors' Report


                                TERRA TREMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2004 and 2003...............................................F - 2

Statements of Operations for the years ended
  December 31, 2004 and 2003 and the for the cumulative period
  From April 26, 2000 (inception) to December 31, 2004.....................F - 3

Statement of Stockholders' Equity
  Since April 26, 2000 (inception) to December 31, 2004....................F - 4

Statements of Cash Flows for the years ended
  December 31, 2004 and 2003 and the for the cumulative period
  From April 26, 2000 (inception) to December 31, 2004.....................F - 5

Notes to Financial Statements..............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT




Terra Trema, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Terra Trema, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, and cash flows for the year then ended and the cumulative since April 26, 2000 (inception) to December 31, 2004, and the statement of stockholders' equity from April 26, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Terra Trema, Inc. (a development stage company) as of December 31, 2003, were audited by other auditors whose report dated July 28, 2004, expressed an unqualified opinion on those statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terra Trema, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         Respectfully submitted,


                                          /s/ Robison, Hill & Co
                                         Certified Public Accountants

Salt Lake City, Utah
April 14, 2005

                                                 TERRA TREMA, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS


                                                                                          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities:
  Accounts Payable                                                           $           11,953  $           11,953
  Related Party Loan                                                                      1,000               1,000
                                                                             ------------------  ------------------

     Total Liabilities                                                                   12,953              12,953
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.0001, Authorized 5,000,000
    shares, Issued 0 shares at December 31, 2004 and 2003                                     -                   -
  Common Stock, par value $.0001, Authorized 10,000,000
    shares, Issued 3,040,000 and 1,895,000 shares at
    December 31, 2004 and 2003                                                              190                 190
  Paid-In Capital                                                                         9,615               4,615
  Deficit Accumulated During the Development Stage                                      (22,758)            (17,758)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (12,953)            (12,953)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $                -  $                -
                                                                             ==================  ==================













   The accompanying notes are an integral part of these financial statements.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                    Cumulative
                                                                                                      since
                                                                                                    April 26,
                                                                                                       2000
                                                                 For the year ended                inception of
                                                                    December 31,                   development
                                                       --------------------------------------
                                                              2004                2003                stage
                                                       ------------------  ------------------  --------------------
Revenues:                                              $                -  $                -  $                  -

Expenses:
   General & Administrative                                         5,000                   -                22,758
                                                       ------------------  ------------------  --------------------

     Net Loss                                          $           (5,000) $                -  $            (22,758)
                                                       ==================  ==================  ====================

Basic & Diluted Loss per Share                         $                -  $                -
                                                       ==================  ==================

Weighted Average Shares Outstanding                             1,895,000           1,895,000
                                                       ==================  ==================



















   The accompanying notes are an integral part of these financial statements.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 26, 2000 (INCEPTION) TO DECEMBER 31, 2004


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                        Since
                                                                                                                       April 2,
                                                                                                                         2001
                                                                                                                     Inception of
                                                                          Common Stock               Paid-In         Development
                                                                     Shares          Par Value       Capital            Stage
                                                                ----------------- --------------- --------------  ------------------
Balance at April 26, 2000 (Inception)                                           - $             - $            - $                 -

Common stock issued for cash                                            1,200,000             120          1,380                   -
Common stock issued for services                                          605,000              60            544                   -
Common stock issued in private placement for cash                          85,000               9          2,542                   -
Net loss                                                                        -               -              -             (2,780)
                                                                ----------------- --------------- --------------  ------------------

Balance at December 31, 2000                                            1,890,000             189          4,466             (2,780)

Common stock issued in private placement for cash                           5,000               1            149                   -
Net Loss                                                                        -               -              -             (6,479)
                                                                ----------------- --------------- --------------  ------------------

Balance at December 31, 2001                                            1,895,000             190          4,615             (9,259)

Net Loss                                                                        -               -              -             (8,499)
                                                                ----------------- --------------- --------------  ------------------

Balance at December 31, 2002                                            1,895,000             190          4,615            (17,758)

Net Loss                                                                        -               -              -                   -
                                                                ----------------- --------------- --------------  ------------------

Balance at December 31, 2003                                            1,895,000 $           190 $        4,615  $         (17,758)

Contributed capital                                                             -               -          5,000                   -
Net Loss                                                                        -               -              -             (5,000)
                                                                ----------------- --------------- --------------  ------------------
                                                                        1,895,000 $           190 $        9,615  $         (22,758)
                                                                ================= =============== ==============  ==================



   The accompanying notes are an integral part of these financial statements.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                  since April 26,
                                                                                                        2000
                                                                   For the years ended              Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (5,000) $                -  $          (22,758)

Common Stock Issued for Services                                          -                   -                 604
Increase (Decrease) in Accounts Payable                                   -                   -              11,953
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                              (5,000)                  -             (10,201)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds held in trust account                                                                                4,201
Proceeds from related party                                                                                   1,000
Capital contributed by shareholder                                    5,000                   -               5,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                             5,000                   -              10,201
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $23,000 for the period from April 26, 2000 (inception) to December 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         Terra Trema, Inc., a development stage Company, was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of December 31, 2004.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Nature of Business

         The Company has no products or services as of December 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Terra Trema, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004 and 2003.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $23,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

         As of December 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

         A related party of the Company has advanced the Company money in order to pay general and administrative expenses. As of December 31, 2004 and 2003, the Company owes $1,000 and $1,000, respectively, relating to these loans.

         The Company has received legal services from a shareholder. As of December 31, 2004, the Company owes $9,075 for these services.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         The Company engaged the accounting firm of Robison, Hill & Co to audit the financial statements of the Company for the year ended December 31, 2004. The Company previously engaged the accounting firm of Mendoza Berger Company, LLP to audit the financial statements of the Company for the year ended December 31, 2002 and 2003. The firm of Haskell & White, LLP audited the financial statements of the Company for the year ended December 31, 2001 and prior years. There was no disagreement of any kind between the Company and Robison, Hill & Co, Mendoza Berger Company or Haskell & White, LLP with regard to any accounting or financial disclosure matter.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the directors and the executive officers of the Company:

Name                     Age       Title
- ----                     ---       ------

Alan Lomax                23        President and Director

Daniel Garner                22             Secretary and Treasurer

James Tucker CPA             63             Independent Director

James Palmersheim RIA     43                Independent Director

         ALAN LOMAX, has been an officer and director of the Company since December 2004. Mr. Alan Lomax is a graduate of University of Texas, with a degree in Economics. He has served as president of a computer technology corporation with a core focus in reverse engineering systems and structures and applying that knowledge in developing new applications.

         DANIEL GARNER, From his studies of Finance and Mathematics at the University of Texas in Austin, Mr. Garner gained knowledge of the financial industry. During his collegiate years, he was both ambitious and hard working, qualities that are shown by his place as a Co-Founder of an Insurance and Financial Advisors Organization; now known as Risk Management Association.


         JAMES TUCKER, Mr. Tucker earned his Business Associates Degree in 1966 from McMurry University and ten years later was certified as a Public Accountant in the state of Texas. His background includes over twenty years experience in the oil and gas industry where he served as Vice President of Finance and Chief Financial Officer for multiple corporations. Currently, Mr. Tucker manages J.W.Tucker C.P.A. Accounting Firm where he specializes in preparing Private Placement Partnership Business Plans, financial management, and mortgages.


         JAMES PALMERSHEIM, Mr. Palmersheim was awarded a Bachelor of Arts degree in 1984 from Marquette University on an Army ROTC scholarship. Upon graduation, he was commissioned as a Second Lieutenant in the United States Army, where he served as an Army Aviator. He received his wings in 1985 as a Commandant's List Graduate of the Army Aviation School and was assigned to Aviation Combat Intelligence flying OV-1D and RU-21 aircraft. Since leaving active duty in 1990, Mr. Palmersheim has been a pilot for American Airlines flying international and domestic routes. He also holds a Series 65 Registered Investment Advisor License.


         The Company currently has no employees.

                  Mr. Lomax is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. He will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted its full time to the Company's affairs. However, Mr. Lomax will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger.

Item 10.  Executive Compensation
          ----------------------

         Alan Lomax and Daniel Garner do not receive any compensation for their respective services as the director and/or officer of the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2004. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of record of more than 5% of the outstanding shares of common stock, (ii)each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                              SHARES        PERCENT
                                           BENEFICIALLY     OF CLASS
                  NAME                        OWNED (1)    OUTSTANDING
---------------------------------------    -------------    -----------
    Alan Lomax                                       -           -

    Gerry Martin                             1,200,000        63.3%
    Former President, Treasurer, Director

    Iwona Alami                                600,000        31.7%

    Officers and Directors as                        -            -
    a Group (1 persons)

-------------------------

 (1) Based on 1,895,000 shares of Common Stock outstanding as of December 31, 2004.

         A Merger will, in all likelihood, result in stockholders of the Merger Target obtaining a controlling interest in the Company. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Lomax to resign or be removed as executive officers and/or directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         To this date, the Company has had no operating business and engaged in no transactions in which Mr. Lomax has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Mr. Lomax's interest therein would arise only from his ownership of Common Stock of the Company, if any, and would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company.


Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number      Description
- --------------      -----------
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of Subscription Agreement executed by investors in the
                    Private Placement*
- --------------------------------

* Previously filed with the Securities and Exchange Commission on Form 10-SB.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2004.








                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Terra Trema, Inc.

                                By /s/ Alan Lomax
                                  --------------------------------------------
                                  Alan Lomax, President and Director

                                By /s/ Daniel Garner
                                   --------------------------------------------
                                   Daniel Garner, Treasurer and Secretary

                                    Date:  4/15/2005

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By /s/ Alan Lomax
                                  --------------------------------------------
                                  Alan Lomax, President and Director

                                By /s/ Daniel Garner
                                    -------------------------------------------
                                    Daniel Garner, Treasurer and Secretary

                                    Date: 4/15/2005