Form 10QSB
period 2005-03-31
TERRA TREMA INC
filed 2005-05-20
CIK 1140299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 814-00688
            --------------------------------------------------------

                                Terra Trema, Inc.
      ---------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                    Nevada                                   88-0492268
       -------------------------------------------------------------------------
             (State or other jurisdiction                  (IRS Employer
         of incorporation or organization)               Identification No.)

                2002-A Guadalupe Street, Suite 200, Austin Texas
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (866) 514-4087
                            Issuer's telephone number


                (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]    No  [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
Yes [ ]    No [x]

PART I

ITEM 1.  FINANCIAL STATEMENTS


                                TERRA TREMA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                 -
                                                                             ==================  ==================

Liabilities:
  Accounts Payable                                                                        2,500              11,953
  Related Party Loan                                                                          -               1,000

                                                                             ------------------  ------------------
     Total Liabilities                                                                    2,500              12,953
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.0001,
    Authorized 5,000,0000 shares, Issued 0 shares
    at March 31, 2005 and December 31, 2004                                                   -                   -
  Common Stock, par value $.0001,
    Authorized 10,000,000 shares, Issued 1,895,000 shares
    at March 31, 2005 and December 31, 2004                                                 190                 190
  Stock to be Issued                                                                          2                   -
  Paid-In Capital                                                                         9,613               9,615
  Deficit Accumulated During the Development Stage                                      (12,305)            (22,758)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (2,500)            (12,953)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $                -  $                -
                                                                             ==================  ==================











                             See accompanying notes

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                 since April
                                                                                                   2, 2001
                                                                                                  Inception
                                                             For the three months ended               of
                                                                      March 31,                  development
                                                               2005               2004              stage
                                                        ------------------ ------------------ ------------------
Revenues                                                $                - $                - $                -

Expenses                                                                 -                  -             22,758
                                                        ------------------ ------------------ ------------------

Income before Extraordinary Item                                         -                  -            (22,758)

Gain on Extinguishment of Debt                                      10,453                  -             10,453
                                                        ------------------ ------------------ ------------------

     Net Loss                                           $           10,453 $                - $          (12,305)
                                                        ================== ================== ==================

Basic & Diluted Loss per Share
     Income before Extraordinary Item                   $               -  $                -
     Extraordinary Item                                             (0.01)                  -
                                                        ------------------ ------------------
                                                        $           (0.01) $                -
                                                        ================== ==================

Weighted Average Shares Outstanding                              1,895,000          1,895,000
                                                        ================== ==================













                             See accompanying notes

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                   since April 2,
                                                                                                        2001
                                                               For the three months ended           Inception of
                                                                        March 31,                   Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          10,453  $                -  $          (12,305)
Common Stock Issued for Services                                          -                   -                 604
Increase (Decrease) in Accounts Payable                              (9,453)                  -               2,500
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                               1,000                   -              (9,201)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Extinguishment of Debt                                               (1,000)                  -              (1,000)
Proceeds held in Trust Account                                            -                   -               4,201
Proceeds from Related Party                                               -                   -               1,000
Capital Contributed by Shareholder                                        -                   -               5,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                            (1,000)                  -               9,201
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                             See accompanying notes

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The Company is presently a business development company under the Investment Company Act of 1940 and intends to operate as a BDC. However, it has no current operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are to search for portfolio investment opportunities through a combination of stock and cash and to attempt to raise operating and investment capital through the existing effective 1-E exemption. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

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

Interim Reporting

         The unaudited financial statements as of March 31, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         Terra Trema, Inc., a development stage Company, was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of March 31, 2005.

Nature of Business

         The Company is a business development company, or BDC, under the Investment Company Act of 1940. The Company has no products or services as of March 31, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the earnings (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2005 and 2004.

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

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

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

NOTE 4 - COMMITMENTS

         As of March 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                TERRA TREMA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - EXTINGUISHMENT OF DEBT

         As of March 31, 2005, a shareholder agreed to cancel debt owed by the Company, in the amount of $10,453. The transaction resulted in a gain of $10,453, which are reflected in the statement of operations.

NOTE 7 - RELATED PARTY TRANSACTIONS

         A related party of the Company has advanced the Company money in order to pay general and administrative expenses. As of March 31, 2005 and December 31, 2004, the Company owes $0 and $1,000, respectively, relating to these loans.

         The Company has received legal services from a shareholder. As of December 31, 2004, the Company owes $2,500 for these services.

NOTE 8 - COMMON STOCK TRANSACTIONS

         In April 2000, the Company issued 1,200,000 shares of common stock to its president in exchange for cash of $1,500. The Company also issued 5,000 shares of its common stock to a director in exchange for services rendered. Management deemed such services to have a nominal value.

         In April 2000, the Company issued 600,000 shares of common stock in exchange for legal services valued at $600.

         As of March 31, 2005, in connection with private placements of its common stock, the Company issued 90,000 shares of common stock in exchange for cash in the amount of $2,700. Additionally, the company has received $1,000 for which 20,000 shares have yet to be issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

         As used herein the term "Company" refers to Terra Trema, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

         The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three months ended March 31, 2005 or 2004 because it is a shell company that has not commenced plan business operations.

         The Company had no costs of sales revenues for the three months ended March 31, 2005 or 2004 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $0 for the three month period ended March 31, 2005 and $0 for the same period in 2004.

CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2005, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2004. The Company had a net working capital deficit of $2,500 at March 31, 2005 and $12,953 at December 31, 2004.

         Net stockholders' deficit in the Company was $2,500 as of March 31, 2005 and $12,953 at December 31, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  EXHIBITS

3.1      Articles of Incorporation*

3.2      Bylaws*

4.1      Form of  Subscription  Agreement  executed by  investors in the Private
         Placement*

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed with the Securities and Exchange Commission on Form 10-SB.

B) REPORTS ON FORM 8-K

A Form 8-K was file on March 31, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TERRA TREMA, INC.

Dated: May 20, 2005

By:  /s/ Alan Lomax
     ------------------------------------
     Alan Lomax
     President and Director
    (Principal Executive Officer)


By:  /s/ Daniel Garner
     ------------------------------------
     Daniel Garner
     Secretary/Treasuer
    (Principal Financial and Accounting Officer)