Form 10QSB
period 2005-06-30
TERRA TREMA INC
filed 2005-08-15
CIK 1140299

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB

(Mark One)
        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2005

OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission file number 814-00689

                             TERRA TREMA, INC.
            (Exact Name of Registrant as Specified in Its Charter)

      NEVADA                                          76-0784328
(State or Other Jurisdiction of
Incorporation or Organization)           (I.R.S. Employer Identification No.)

   2002 Guadalupe Street, Suite  200,Austin, Texas        78705
(Address of Principal Executive Offices)              (Zip Code)

Registrant Telephone Number, Including Area Code    (866)-514-4087

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


     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the actual results of the Company?s operations to differ from future performance suggested herein.









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




















                                Terra Trema, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                       As of
                                                                  June 30, 2005
                                                                  --------------
Receivable from trust account (Note 2)                               $    --
                                                                     --------

           Total assets                                              $    --
                                                                     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                $ 2,500
Other liability         	                                            --
                                                                     --------

           Total liabilities                                           2,500
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                    --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding            190
       Additional paid-in capital                                      4,615
       Deficit accumulated during the development stage               (7,305)
                                                                     --------

           Total stockholders' equity (deficit)                       (2,500)
                                                                     --------

           Total liabilities and stockholders' equity
              (deficit)                                              $    --
                                                                     ========






            See accompanying notes to condensed financial statements.



                                    Terra Trema, Inc.
                            (A DEVELOPMENT-STAGE ENTERPRISE)

                     STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                            DURING THE DEVELOPMENT STAGE
                                     (UNAUDITED)
                                    June 30, 2005

                                  For the three            Cumulative
                                  months ended              since
                                  June 30, 2005           inception
        						  (April 28, 2000)
                                  ---------------------------------------
INCOME                              $     -                $  10,453

EXPENSES
General and Administrative expenses $     -                $  17,758
			       		---------              ---------
NET INCOME (LOSS) BEFORE INCOME     $     -                $ (7,305)
TAXES (BENEFITS)

INCOME TAXES (BENEFITS)                   -                    -
                                    ---------              ---------
NET LOSS AND ACCUMULATED DEFICIT
DURING THE DEVELOPMENT STAGE       $      -                $ (7,305)
                                    =========              ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                 1,895,000              1,895,000
                                   ==========             ==========
NET LOSS PER SHARE (BASIC AND DILUTED)
                                   $  (0.0000)             $  0.0000)
                                   ==========             ==========









See accompanying notes











                                  Terra Trema, Inc
                           (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    June 30, 2005

                            				For the three         Cumulative
                           				months ended              since
                           				June 30, 2005          inception
CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                 		$   -                $   (7,305)

   Adjustments to reconcile net loss to net cash used by operating activities

   Common stock issued for services
   				    			           -                      604
   Increase (decrease) from changes in:

   Accounts payable and accrued expenses
                                  			     -                    1,500
                              			---------              ---------
 NET CASH USED BY OPERATING ACTIVITES
                                  			     -                   (5,201)
                               			---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Other liability                     	           -   		            -
    Issuance of common stock			     	     -                    5,201
                               			---------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                   			     -                    5,201
                              			---------              ---------

NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
AND CUMULATIVE DURING THE DEVELOPMENT STAGE
                                   			     -                        -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
                                  			     -                        -
                               			---------              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD
                               			 $   -                  $     -
                               			=========              =========

SUPPLEMENTAL DISCLOSURES
    Interest paid              			$   -                   $   -
    Income taxes paid          			$   -                   $   -
                               			---------              ---------

See accompanying notes.
                                                        5

Terra Trema, Inc.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS
PERIOD FROM INCEPTION, April 28, 2000, THROUGH June 30, 2005

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Terra Trema, Inc. (a Development-Stage Enterprise) (the
         "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2005.

         On December 15, 2004, the Company filed an election on Form N-54A to be treated as a Business Development Company under the Investment Company Act of 1940. On December 22, 2004, the Company filed a 1-E Exemption application to offer up to $ 5 million in common stock of the Company.

         On May 15, 2005, the Company filed a Form N-54C revoking the election as a Business Development Company and will file a report on Form 2-E that it has not issued any shares under the 1-E exemption.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2005,
   	   and its results of operations and cash flows for the three months ended  June 30, 2005, and the period from inception, April 28, 2000, through June 30, 2005. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 28, 2000, THROUGH June 30, 2005

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

         As of June 30, 2005, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of June 30, 2005, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3. RELATED-PARTY TRANSACTIONS

         During the three months ended June 30, 2005, and the period from inception, April 28, 2000, through June 30, 2005, the Company received legal services from a stockholder that aggregated $400 and $11,224, respectively. During the First Quarter, it was agreed that the receivable would be reduced to $2,500 and a related debt of $1,000 also was cancelled. The resulting reduction in liabilities was recorded as income of $10,453 was reported as income.






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

Expenses for the Three Months Ended June 30, 2005 and June 30, 2004.

         Expenses for the three months ended June 30, 2005 were 0 as compared to $0, for the same period ended June 30, 2004. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

     On May 16, 2005, the Company filed a Form N54-C with the SEC revoking the previous election to be treated as a business development company under the Investment Company Act of 1940. The Company also will file a Form 2-E to report that no shares have been sold under the 1-E exemption previously filed with the SEC.

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

    None
                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Terra Trema, Inc.

                              By: \s\ Alan Lomax
                                 --------------------------------------
                                 Alan Lomax, President

                                 Dated:   August 15, 2005












                            CERTIFICATION


I, Alan Lomax, CEO and President, certify that:

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


August 15, 2005                       /s/ Alan Lomax
----------------                            ------------------------------------
Date                                       President and Chief Executive Officer