Form 10-Q
period 2005-09-30
TERRA TREMA INC
filed 2008-12-05
CIK 1140299

`                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2005

                                or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                   Commission file number 000-32733

                           THERABIOGEN, INC.
       (Exact Name of Registrant as Specified in Its Charter)

                           TERRA TREMA, INC.
               (Former name if changed since last report)

         NEVADA                                   76-0784328
  (State or Other Jurisdiction of
Incorporation or Organization)      (I.R.S. Employer Identification No.)

       409 Brevard Avenue, Cocoa, FL                    32922
(Address of Principal Executive Offices)              (Zip Code)

Registrant Telephone Number, Including Area Code    (321)-433-1136

     Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes  [x]   No [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer?, and ?small reporting company? in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                Accelerated filer         [ ]
   Non-accelerated filer   [ ]                Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X]

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of September 15, 2008, was 17,895,000 shares.




                                TABLE OF CONTENTS
-------------------------------------------------------------------------

                         PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS........................................... F-1

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......  2

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......

Item 4.  CONTROLS AND PROCEDURES.......................................... 7

                            PART II  OTHR INFORMATION

Item 1.  LEGAL PROCEEDINGS................................................ 7

Item 1A. RISK FACTORS ....................................................

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.... . 7

Item 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 8

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 8

Item 5.  OTHER INFORMATION ............................................... 8

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 10


Signatures .............................................................. 10




Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET


                                                September 30,  December 31,
                                                    2005          2004
                                                 (Unaudited)    (Audited)


ASSETS

Total assets                                    $    --       $     --
                                                  ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                      --         11,953
Related party loan                                    --          1,000
                                                  ---------     ----------

Total current liabilities                             --         12,953


STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  135,000 shares  and 0 shares
          issued and outstanding at September 30,
          2005 and December 31, 2004, respectively       14         --
Common stock, $.0001 par value; 5,000,000 shares
          authorized; 1,895,000 shares issued and
          outstanding                                   190         190

Additional paid-in capital                           15,601       9,615

Deficit accumulated during the development stage    (15,805)    (22,758)
                                                   ---------    -----------

Total stockholders' equity (deficit)                   --       (12,953)
                                                   ---------    -----------
Total liabilities and stockholders' equity
         (deficit                                $     --       $    --
                                                   =========    ===========









            See accompanying notes to financial statements.
                              THERABIOGEN, INC.
                       (A Development Stage Company)
                         Statement of income (Loss)
                               (UNAUDITED)

                           For the three       For the nine   For the period
                           months ended        months ended   from inception
                           September 30,       September 30,    in April,
                          2005      2004      2005      2004      2000
                         -------- --------   --------  --------  --------
INCOME                   $    -   $    -    $ 10,453  $     -   $ 10,453

EXPENSES
General and
  administrative expenses  3,500       -       3,500        -     26,258
			       -------- --------   --------  --------  ---------
NET INCOME (LOSS) BEFORE
INCOME TAXES (BENEFITS)   (3,500)      -       6,953        -    (15,805)

INCOME TAXES (BENEFITS)        -       -          -         -          -
                          -------- -------- --------  ---------  --------
NET INCOME (LOSS)        $(3,500)  $   -     $ 6,953  $     -    $(15,805)
                          ======== ========  ========  ========= =========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  (BASIC AND DILUTED)   1,895,000 1,895,000 1,895,000 1,895,000
                        ========= ========= ========= =========
NET GAIN (LOSS) PER
  SHARE
  (BASIC AND DILUTED)    $ (0.002)  $  0.00  $  0.004 $    0.00
                         =========  ========= ======== =========















See accompanying notes










                            THERABIOGEN, INC.
                     (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                        September 30, 2005 and 2004
                                         For the nine months  From inception
                           		     ended September 30,     in April,
                                           2005         2004       2000

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                  $   6,953     $      -   $ (15,805)

   Adjustments to reconcile net loss
   to net cash used by operating
   activities

   Stock issued for services                6,000            -       6,605
   Accounts payable and accrued expenses  (11,953)           -           -
   Related party loan                      (1,000)           -           -
                                 		---------     --------- ----------
 NET CASH USED BY OPERATING ACTIVITES           -            -      (9,200)
                               		---------     --------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock		            -            -       4,200
    Capital contribution                        -            -       5,000
                               		---------     --------- ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       -            -       9,200
                              		---------     --------- ----------

NET INCREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                               -            -           -

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			      -            -           -
                               		 --------      --------- ---------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                     $        -       $    -    $      -
                               		 ========      ========= =========

SUPPLEMENTAL DISCLOSURES
    Interest paid              	   $        -       $    -    $      -
    Income taxes paid          	   $        -       $    -    $      -
                               		 ---------     --------- ---------

See accompanying notes.








                             THERABIOGEN, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of September 30, 2005, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, and identifying potential merger candidates.

In July, 2008, but prior to the filing of this report, the Company entered into a licensing agreement with Nasal Therapeutics, Inc. of Long Beach, California, for the exclusive license rights in North America to develop, market, distribute and sell four homeopathic nasal spray products known as THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief. As the result of the license and the Company?s further development activities, the Company claims trademark rights to the THERAMAX? name and all related uses.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2005, and its results of operations and cash flows for the nine months ended September 30, 2005. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004 as filed with the SEC.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended September 30, 2005. This and the lack of capital raised substantial doubt about the Company's ability to continue as a going
                             THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

concern. Management's plans with respect to these conditions had been to search for operating opportunities through business combinations or mergers. In the interim, the Company required minimal overhead, and key administrative and management functions were provided by the major stockholder. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (?SFAS 162?), ?The Hierarchy of Generally Accepted Accounting Principles.? The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Statement will be effective 60 days following the SEC?s approval of the Public Company Accounting Oversight Board (?PCAOB?) amendments to AU Section 411, ?The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.? We are currently evaluating the effects, if any, that SFAS 162 may have on our financial reporting.

NOTE 2. EQUITY TRANSACTIONS

  In April 2000, the Company issued 1,200,000 shares of common stock to its then president in exchange for cash of $1,500. The Company also issued 5,000 shares of its common stock to a director in exchange for services rendered. Management deemed such services to have a nominal value.

  In April 2000, the Company issued 600,000 shares of common stock in exchange for legal services valued at $600 (Note 3).

  In connection with private placements of its common stock, the Company issued an aggregate of 95,000 shares of common stock in exchange for cash aggregating $2,700 in the year ended December 31, 000.

  On October 1, 2005, 1,200,000 common shares issued to the Company?s former president in April 2000, which were considered to be founders? shares, were cancelled and the shares were returned to the Company. In addition, the 600,000 shares issued for services in April 2000 also were cancelled by the subsequent holder and returned to the Company on October 1, 2005. On September 30, 2005 a total of $6,000 in accounts payable for services rendered to the Company were converted to convertible preferred shares in the Company. A total of 135,000 Series A Convertible Preferred shares were issued to iTrustFinancial, Inc. in payment of the accounts payable, representing fees and expenses incurred in the preparation and filing of the Company?s delinquent quarterly and annual reports for prior periods. As of October 1, 2005, there were 95,000 shares of common stock
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 2. EQUITY TRANSACTIONS (continued)

issued and outstanding and 135,000 shares of Series A Voting Convertible Preferred stock issued and outstanding.

     On December 1, 2005, the Series A Convertible Preferred Stock was converted by the then holder into 1,350,000 shares of common stock and 750,000 shares of common stock were issued in payment of an account payable in the amount of $1,750 for services rendered during 2005 in maintaining the corporate financial records and for other administrative services. As of December 31, 2005, therefore, there were 2,195,000 shares of common stock and no preferred stock outstanding.

	In August 2008, 400,000 shares of common stock were issued to two consultants for consulting services rendered and to be rendered to the Company. In September 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. of Long Beach, California, as part of the license payment for the licensing rights to the THERAMAX? products.

NOTE 3. RELATED-PARTY TRANSACTIONS

  During the period from inception, April 28, 2000, through September 30, 2005, the Company had received legal services from a former stockholder that aggregated $9,453 none of which had been paid. During the quarter ended March 31, 2005, it was agreed that the payable and a related debt of $1,000 would be cancelled. The resulting reduction in liabilities was recorded as income of $10,453 during the first quarter of 2005 and was reported accordingly on the Form 10-QSB filed by the Company with the SEC for that quarter.

  During the period ended December 31, 2004, the Company received consulting services from iTrustFinancial, Inc. in the amount of $2,500 in connection with the preparation and filing of its periodic reports with the SEC. During the period ended July 31, 2005, iTrustFinancial, Inc. provided additional consulting services to the Company, for which it billed the Company in July 2005 in the amount of $3,500. The total amount due to iTrustFinancial, as of July 31, 2005 was $6,000. That amount was converted into 135,000 shares of preferred stock on September 30, 2005. The preferred stock was convertible into common stock of the Company in the ratio of 10 shares of common stock for each share of preferred stock, and the preferred stock voted on a par with the common shares, with the preferred shares having the same number of votes as the number of common shares into which they may be converted.

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an

                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005 AND 2004
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS    (Continued)

exclusive basis in North America and with a right of first refusal for all other areas. Nasal Therapeutics, Inc. is a U.S. based pharmaceutical company dedicated to the production and marketing of homeopathic nasal products for a variety of human conditions. That company is led by Dr. Charles Hensley, co-founder of Zicam, LLC (formerly Geltech, LLC) and the inventor of the homeopathic nasal spray, ZICAM? cold remedy. With the launch of ZICAM?, Dr. Hensley and his co-workers changed the marketing and product placement paradigm for homeopathic drugs in the United States.

Dr. Hensley?s experience and ability to develop highly effective homeopathic treatments gives the Company a huge marketing and timing advantage over large pharmaceutical companies, which take an average of eight years to bring a drug to market. The Company estimates it can place a new homeopathic treatment into the marketplace within 6 to 12 months from the time of development.

The products THERAMAX? Cold Relief, THERAMAX? Flu Relief, and THERAMAX? Allergy Relief are homeopathic nasal sprays for the treatment of the common cold, influenza and allergy respectively. All products were invented by Dr. Charles Hensley and licensed from PRB Pharmaceuticals, a leading anti-viral company. Other nasal products are currently under development. The Company expects to have its initial production in distribution during the Fourth Quarter of 2008 or early in 2009.

In order to carry out its business plan, the Company borrowed the sum of $30,000 from Leaddog Capital, LP, an unaffiliated investment bank, and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock.

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc.


Item 2. Management?s Discussion and Analysis or Plan of Operation

         Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-KSB for the year ended December 31, 2004 for a description of certain of the known risks and uncertainties of the Company.)

General

         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. As of September 30, 2005, the Company had not yet identified a potential merger or acquisition candidate. As of the date of this report, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. See, ITEM 5. Other Information, for an explanation of the license. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000, 000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

         On November 27, 2007, the Company borrowed the sum of $30,000 from Leaddog Capital, LP issuing a 2 year, convertible debenture at 4 percent interest, convertible into 4,200,000 shares of its common stock, at the discretion of the holder during the term of the debenture, and automatically at maturity. The funds were used to reinstate the Company to good standing with its State of incorporation (Nevada) and for working capital.

	   On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. The balance of the funds have been used as working capital.

         There currently are no limitations on the Company's ability to borrow funds to undertake its business plan. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds.

The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to carry out its business plan, may have a material adverse effect on the Company's financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Equipment and Employees

         The Company has just commenced operating its business and has no equipment and no employees. The Company does not expect to acquire any equipment or employees in the near future as it intends to develop, market and manufacture THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief on a contract basis. In addition, the Company has contracted with FSR, Inc. to provide management consulting services, including the appointment of Kelly T. Hickel as its President and CEO, and with CF Consulting, LLC to provide office space and financial consulting services. These consulting agreements were entered into in August 2008.

Expenses for the nine months ended September 30, 2005 and September 30, 2004.

         Expenses for the nine months ended September 30, 2005 were $3,500 as compared to $0, for the same period ended September 30, 2004. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Shares of the Company?s common stock do not currently trade on any market.

Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the ?Exchange Act?)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission?s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended September 30, 2005, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable.

ITEM 2   -   Unregistered Sales of Equity Securities and Use of Proceeds.

	During the quarter ended September 30, 2005, the Company issued 135,000 shares of its Series A Convertible Preferred Stock to iTrustFinancial, Inc. in payment of accrued accounts payable in the amount of $6,000 for services rendered to the Company for consulting services in preparing and filing the Company?s delinquent periodic reports with the SEC. On December 1, 2005, the preferred shares were converted into 1,350,000 shares of the common stock of the Company. The shares were issued without registration under the Securities Act of 1933 (the ?Act?) or the securities laws of any state in reliance on the private offering exemption under Regulation D and Section 4(2) of the Act.

	In December, 2005, the Company issued 1,350,000 common shares on conversion of the outstanding Series A Convertible Preferred Stock. Also, in December 2005, the Company issued 750,000 shares of common stock in payment of an outstanding account payable in the amount of $1,750. At the end of December, 2005, there were 2,195,000 shares of common stock and no shares of preferred stock outstanding.

	No additional shares of common or preferred stock were issued by the Company during the fiscal years ended December 31, 2006 or December 31, 2007. In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding on September 15, 2008.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	On September 30, 2005, the Company held its Annual Meeting of Shareholders by majority written consent of its common and preferred shares issued and outstanding, as permitted by Nevada law. As a result, Robert Hipple was elected sole director of the Company and as President, Secretary and Treasurer.

	Mr. Hipple is an attorney, law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several
public (NYSE, AMEX and NASDAQ) companies.   He also has extensive
experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also was President of iTrustFinancial, Inc., a Florida based business consulting company since June, 2003, has been a Visiting Professor of Law at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company based in the Chicago area from August 1999 to April 2001. He resigned as an officer and director of the Company in August, 2008.

	On August 29, 2008, as part of the licensing agreement with Nasal Therapeutics, Inc., the Company changed its corporate name to TheraBiogen, Inc. to reflect its new business model, and on September 9, 2008, the Company amended its Articles of Incorporation to change its authorized capital to 100,000,000 shares of $0.000 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. At that time, Kelly
T. Hickel became President and CEO of the Company.

In addition, a new Board of Directors was appointed for the Company, to serve until the next annual meeting of shareholders. See, Item 5 ? Other Information.

ITEM 5   -   OTHER INFORMATION

On December 1, 2005, the Company issued 750,000 shares of its common stock in payment and satisfaction of an account payable to CF Consulting, LLC in the amount of $1,750 owed for consulting services and the provision of office space to the Company for 2005. Also on December 1, 2005, the holder of the Series A Convertible Preferred Stock converted the shares into 1,350,000 shares of common stock, as provided in the Certificate of Designations of the preferred stock. As a result, there were 2,195,000 shares of common stock issued and outstanding as of December 31, 2005, and no preferred stock issued. No additional shares were issued thereafter until August 2008, and the Company engaged in no business activity until July 2008.

In July 2008, the Company changed its business model and entered into a Licensing Agreement with Nasal Therapeutics, Inc. of Long Beach, CA for the exclusive North American license for THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, and with a right of first refusal for the rest of the world. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley, also developed the very successful homeopathic nasal product ZICAM?. Dr. Hensley also developed Zicam? Allergy and the nasal delivery systems used in the Zicam? product line extensions. Zicam? is one of the top cold remedies in the United States with sales exceeding $100,000,000 in 2006. Dr. Hensley founded Geltech, LLC., the company that launched Zicam? and made the product a household name. In 2001, Dr. Hensley and his partners sold their interest in Geltech to Matrixx Initiatives (MTXX).

Under the terms of the License Agreement, the Company issued 15,300,000 shares of its common stock to Nasal Therapeutics, Inc. on September 2, 2008 and paid Nasal Therapeutics, Inc. the sum of $150,000, as an initial license fee. There is also an annual license fee of $100, payable on September 1 of each subsequent year of the license, which has a 20 year term. The shares of common stock issued to Nasal Therapeutics, Inc. were valued at $0.144 per share, resulting in the cost of the license being $2,350,000, including the $150,000 cash payment and the value of the stock issued. This total license cost will be amortized over the ten year life of the license.

Business model

Over the next 12 to 24 months, the Company will launch three homeopathic nasal sprays into the United States OTC market. The company will launch THERAMAX? Cold Relief in late 2008 or early 2009 and THERAMAX? Flu Relief and THERAMAX? Allergy Relief in 2009. The Company has already identified and contracted with manufactures for the products, and has designed packaging materials, and intends to work with existing distribution sources for marketing the products.

Homeopathic nasal sprays

THERAMAX? Cold Relief

THERAMAX? Cold Relief homeopathic nasal spray is the next generation Zicam cold remedy product. Zicam, which was developed by Dr. Hensley in the late 1990?s, is a highly successful product with sales exceeding US$100,000,000 in 2006. However, in recent years, the use of zinc in the Zicam product has come under fire. In 2003, reports began to surface that a small number of Zicam users suffered a condition known as anosmia, or total loss of smell. It has since been demonstrated that Zicam is safe and does not cause anosmia. However, these reports have left questions in the minds of consumers creating a huge market for a Zicam-type product that does not contain zinc.

Common colds are caused primarily by rhinoviruses and coronaviruses. Rhinoviruses infect nasal cells by attaching to ICAM receptor sites on the nasal membrane. Zicam reduces the duration of rhinovirus common cold by inhibiting the ability of the rhinovirus to bind to and infect nasal cells. The ionic zinc in Zicam binds to the rhinovirus ICAM attachment site and inhibits the rhinovirus attachment to ICAM receptors. However, ICAM levels on nasal cells are increased in the presence of rhinovirus making it likely that a substantial amount of rhinovirus/ICAM interactions occur, even in the presence of Zicam. This most likely results in incomplete suppression of common cold infections and opens the door for the development of new Zicam type technologies.

THERAMAX? Cold Relief is superior to other homeopathic cold remedies on a variety of levels. Similar to other remedies, the active ingredients of THERAMAX? Cold Relief also binds to the rhinovirus ICAM attachment site inhibiting rhinovirus attachment to ICAM receptors. However, unlike Zicam, THERAMAX? Cold Relief ingredients also inhibits the ability of rhinovirus to increase the amount of ICAM receptors on the nasal membrane. Furthermore, the actives in THERAMAX? Cold Relief also inhibits the entry coronaviruses making it effective for coronavirus common colds as well. The fact that the actives in THERAMAX? Cold Relief decreases ICAM levels and inhibits both rhinovirus and coronavirus should result in a more complete suppression of common cold infections than what is seen with Zicam. Human studies on THERAMAX? Cold Relief are still a few months from being initiated. However, based on in vitro data, preliminary human clinical data and our experience with Zicam, we expect THERAMAX? Cold Relief to be much more effective than Zicam at reducing the duration of the common cold. Patents protecting the THERAMAX? Cold Relief intellectual property have been filed with the United States Patent and Trademark Office.

THERAMAX? Flu Relief

THERAMAX? Flu Relief homeopathic nasal spray is the influenza equivalent to Zicam cold remedy. The active THERAMAX? Flu Relief inhibits influenza virus infections by blocking influenza virus entry into cells. Furthermore, the active ingredient of THERAMAX? Flu Relief inhibits influenza viral uncoating and replication. Based on the in vitro data and preliminary human clinical results, we expect the THERAMAX? Flu Relief to be extremely effective at treating influenza in humans. Patents protecting the THERAMAX? Flu Relief intellectual property have been filed with the United States Patent and Trademark Office.

THERAMAX? Allergy Relief

The nasal manifestation of allergies are mediated by ICAM-1 receptors present on the surface of the nasal membrane. Antigens such as pollen, dust, animal proteins etc. increase the expression and subsequent presentation of ICAM-1 receptors on the nasal membranes and provide the attachment site for inflammatory mediators of the allergic response. The intracellular mediator of the antigen induced increase in ICAM-1 expression and the rhinovirus induced ICAM-1 expression is the same. Therefore, active ingredients in THERAMAX? cold that inhibit the ICAM-1 expression form the core of the THERAMAX? Allergy Relief formulation. By inhibiting the antigen induced ICAM-1 expression on the nasal membrane, it is predicted that THERAMAX? Allergy Relief will be extremely effective at treating and preventing nasal allergies.

Current Management

On August 31, 2008, the Company entered into a Consulting Agreement with FSR, Inc. for management consulting services, under which Kelly T. Hickel became President and CEO of the Company. Under the terms of the Consulting Agreement, FSR, Inc. will receive a monthly consulting fee of $5,000, plus out-of-pocket expenses, and 200,000 shares of common stock. In addition, the following were elected as the directors of the Company effective August 31, 2008:

Steven Hensley, Chairman
Kelley T. Hickel
Phillip Foreman
Boris Rubizhevsky
Richard Pyo

STEVEN HENSLEY started his business career in his early twenties by taking over the management duties his the family owned board and care facility. Eventually, Mr. Hensley took over the board and care operation, became a licensed administrator, and bought the business. By the time he was thirty four years of age, he had built the facility into one of the finest facilities in Northern California specializing in the aged, disabled, and mentally handicapped. Mr. Hensley also worked with protective services, Red Cross, and hospital discharge to create emergency services for the local community. At the age of forty five, Mr. Hensley left the board and care business to pursue his interest in organic pharmacology and to study the effect of natural cures for several human ailments that included depression, anxiety, and other mental and physical disabilities. He currently works with his brother, Charles Hensley at Hensley Group, Inc., a venture capital organization with holdings in such diverse sectors as pharmaceuticals, biotechnology, cosmetics, property development, music and film

KELLY T. HICKEL was appointed as Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) in February 2001 until he resigned in June 2006. Previously, Mr. Hickel was the turn-around President of Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a 363B sale to Maxtor from bankruptcy and supported the estate as it returned $900 million to its stakeholders including 41% of the value to the public shareholders. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997, during which, Maxwell was the 9th best performing stock on NASDAQ and the #1 performing stock in California in 1996. Mr. Hickel was, recently, Chairman and Chief Restructuring Office of The Tyree Company in Farmingdale, New York. He is Managing Director of The Turnaround Group, LLC and Strategic Growth Associates, a Denver-based advisory firm, CEO of Environmental Testing Laboratories, Inc. and Chairman of the Advisory Committee for Leaddog Capital Partners, Inc. Mr. Hickel has arranged a number of private and public company financings and financial restructuring over the years. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University. He is 66 years old.

PHILLIP FORMAN, DPM, was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the chief executive officer of American Hyperbaric, Inc. Prior to joining New York Hyperbaric, he was a private practitioner. He received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine. His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending, Staten Island University Hospital and Associate Director, Residency Program, Staten Island University Hospital. Dr. Forman has extensive experience in wound care. He has participated in numerous clinical trials involving diabetic foot infections, novel antibiotics and new biopharmaceuticals for problem and non-healing wounds of the lower extremities. He has participated in trials with Merck & Co., Inc., Pharmacia, OrthoBiotech, Novartis/Organogenesis, Johnson & Johnson, Monsanto, Ortho-McNiel, Alpha Therapeutics and Ortec International. In addition to his clinical trial participation, Dr. Forman has several research projects underway involving osteomyelitis and Vascular Disease in patients with Diabetes

BORIS RUBIZHEVSKY has over thirty years of business experience ranging from corporate management and mergers and acquisitions, to business development, sales and marketing. He has held several Board of Director positions. Most recently, Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. He actively works with firms in Germany and the former Soviet Union on the development of new technologies for homeland security and life science applications.

Prior to this, in 1992 Mr. Rubizhevsky co-founded Isonics Corporation (NASDAQ: ISON), a diversified international company with offices in the United States, Germany and Russia and businesses in life science, semi-conductor wafer services and homeland security products. Mr. Rubizhevsky was with Isonics for fifteen years, playing a key role in its growth and development. He originally started the company to pursue life science opportunities based on products developed by the Russian nuclear industry. He identified expansion opportunities, leveraging Isonics? technology and expertise into homeland security and biotech applications as well as identifying capital funding sources, including the company?s initial public offering and follow-on secondary equity and debt offerings.

Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. These positions were based both in the US and abroad. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology. He is fluent in the Russian language and culture.

RICHARD S. PYO is a graduate of the University of California at Irvine and has many years of experience in pharmaceutical research and development. He has served as a research scientist at Diagnostic Solutions, Inc., was a staff research associate at the University of California at Los Angeles from 1993 to 1996; and from 1996 to 1999, was a biologist with Microbiologic Reference Laboratory. In 1999, he became Vice President of Research and Development at Biopath Research, Inc., and in 2001, became Director of Research and Development for Neo Diagnostics, Inc. (2001-2003); and then for PRB Pharmaceuticals, Inc. (2005-2008). In 2008, he became Executive Vice President of Nasal Therapeutics, Inc., the licensor of the THERAMAX?
Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief products, where he has worked closely with Dr. Charles Hensley, the developer of these homeopathic remedies. Mr. Pyo also serves as a Vice President of the Company.

Other advisers and consultants.

Dr. Charles Hensley is the founder and CEO of Nasal Therapeutics, Inc., the licensor of the THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX?
Allergy Relief and THERAMAX? Migraine Relief products.   (BIO)

Also on August 31, 2008, the Company entered into a Consulting Agreement with CF Consulting, LLC for financial management consulting services, including contract Chief Financial Officer and corporate counsel services for the Company. Under the terms of the Consulting Agreement, CF Consulting, LLC will receive a monthly consulting fee of $5,000, plus out-of-pocket expenses, and 200,000 shares of common stock, valued by agreement at the par value of the shares, since the Company then had no operations and the shares were restricted and no trading market existed.

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1* Articles of Incorporation (Incorporated by reference to Form 10-SB Filed April, 2000.

3.1.1 Amendment of the Articles of Incorporation to change the corporate name to TheraBiogen, Inc.

3.1.2 Amendment of the Articles of Incorporation to change the capital stock authorized to 100,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

3.2	By-laws

4.1 Convertible Debenture issued to Leaddog Capital, LP dated November 27, 2007 for $30,000.

4.2 Convertible Debenture issued to Leaddog Capital, LP dated August 297, 2008 for $200,000.

10.1 License Agreement dated July 22, 2008 between the Company and Nasal Therapeutics, Inc.

10.2  Consulting Agreement dated August 31, 2008 between the Company and
      FSR, Inc.


*      Previously filed.

(b) Reports on Form 8-K

      Form 8-K filed on December 5, 2008 reporting on change of independent accounting firm.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TheraBiogen, Inc.

                              By: \s\ Kelly T. Hickel
                                 --------------------------------------
                                 Kelly T. Hickel, President and CEO
                                 Dated:   December 5, 2008