Form 10-K
period 2005-12-31
TERRA TREMA INC
filed 2008-12-05
CIK 1140299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission file number 814-00688

                            Therabiogen, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        88-0492268
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     409 Brevard Avenue, Cocoa, FL                             32922
(Address of Principal Executive Offices)                     (Zip Code)

                              (321)-433-1136
          (Registrants Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act:

      Title of Class	       Name of each exchange on which registered

             None							 None

       Securities registered pursuant to Section 12(g) of the Act:

		          Common stock, $.001 par value
			         (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.        Yes   [  ]   No    [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes   [  ]   No    [X]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [X ]   No  [  ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (?229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant?s knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K                                 [  ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer { }  Accelerated filer { }  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant?s most recently completed second fiscal quarter.
                                                                 $ None

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of December 31, 2005 was 2,195,000 shares and as of October 15, 2008 was 17,895,000 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.





                              TABLE OF CONTENTS
	                              PART I
	Item 1.  Business.............................................  1

	Item 1A  Risk Factors ........................................  5

	Item 1B  Unresolved Staff Comments ...........................  7

	Item 2.  Properties ..........................................  7

	Item 3.  Legal Proceedings....................................  7

	Item 4.  Submission of Matters to a Vote of Security Holders..  7

	                             PART II
	Item 5.   Market for Registrant?s Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities .........................................  7

	Item 6.   Selected Financial Data.............................  8

	Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................  8

	Item 7A. Quantitative and Qualitative Disclosure about
               Market Risk..........................................  9

	Item 8   Financial Statements and Supplementary Data..........  9

	Item 9.  Changes in and Disagreements with Accountants
		   on Accounting and Financial Disclosure ..............  9

	Item 9A(T). Controls and Procedures...........................  9

	Item 9B. Other Information.................................... 10

	                            PART III
	Item 10  Directors, Executive Officers and Corporate
               Governance .......................................... 13

	Item 11. Executive Compensation............................... 14

	Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters........... 16

	Item 13. Certain Relationships and Related Transactions and
               Director Independence ............................... 16

	Item 14. Principal Accountant Fees and Services............... 17

	Item 15. Exhibits, Financial Statement Schedules.............. 17

Index to Financial Statements....................................... 18

Financial Statements............................................... F-1

Signatures.......................................................... 20



                          FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

                                    PART I
Item 1.  Business.

General development of business

The Company was incorporated under the Nevada General Corporation Law in April, 2000 as Terra Trema, Inc., The Company was formed to develop operating opportunities through business combinations or mergers. As of December 31, 2005, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

	   On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 nor more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. The balance of the funds have been used as working capital.

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

	No additional shares of common or preferred stock were issued by the Company during the fiscal years ended December 31, 2006 or December 31, 2007. In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding as of November 25, 2008.

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange.

During the fiscal year ended December 31, 2005, the Company did not engage in any merger or acquisition activity, or the acquisition or disposition of any material asset, or any other business activity. The business of the Company was limited to engaging in the due diligence necessary to locate suitable merger candidates for the Company.
Financial information about market segments.

The Company did not engage in any significant activity in 2005 and, therefore, has no market segment information. All material information regarding the activities of the Company is reflected in the financial statements included in this report.

Narrative description of business.

During the fiscal year ended December 31, 2005, the Company did not engage in any significant business activity.

In July 2008, the Company changed its business model and entered into a Licensing Agreement with Nasal Therapeutics, Inc. of Long Beach, CA for the exclusive North American license for THERAMAX Cold Relief, THERAMAX? Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief, and with a right of first refusal for the rest of the world. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley, also developed the very successful homeopathic nasal product ZICAM?. Dr. Hensley also developed Zicam? Allergy and the nasal delivery systems used in the Zicam? product line extensions. Zicam is one of the top cold remedies in the United States with sales exceeding $100,000,000 in 2006. Dr. Hensley founded Geltech, LLC., the company that launched Zicam? and made the product a household name. In 2001, Dr. Hensley and his partners sold their interest in Geltech to Matrixx Initiatives (MTXX).

Under the terms of the License Agreement, the Company issued 15,300,000 shares of its common stock to Nasal Therapeutics, Inc. on September 2, 2008 and paid Nasal Therapeutics, Inc. the sum of $150,000, as an initial license fee. There is also an annual license fee of $100, payable on September 1 of each subsequent year of the license, which has a 20 year term. The shares of common stock issued to Nasal Therapeutics, Inc. were valued at $0.144 per share, resulting in the cost of the license being $2,353,200, including the $150,000 cash payment and the value of the stock issued. This total license cost will be amortized over the ten year life of the license. The issue of the shares to Nasal Therapeutics, Inc. resulted in a change of control of the
 Company.

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

Financial information about geographic areas.

The Company has not engaged in any activities, and has no customers or business activities, outside of the United States.

Item 1A.  Risk Factors.

THE COMPANY HAS LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

The Company has limited resources and has had no revenues to date. In addition, the Company will not achieve any revenues until, at the earliest, the first distribution of an THERAMAX? product. Moreover, there can be no assurance that the Company's distribution of any THERAMAX? product, either initially or at any time thereafter, will provide any material revenues or operate on a profitable basis.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS
PLAN

         	The Company has had no revenues to date and will be entirely dependent upon its limited available financial resources. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan, the Company may be required to seek additional financing.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans for a Portfolio Investment, and would have minimal capital remaining to pursue other Portfolio Companies. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of the Portfolio Company. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to undertake its business plan. Moreover, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to undertake its business model, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE SUCCESS OF ITS PRODUCTS, WHICH ARE UNTESTED

The success of the Company's proposed plan of operation will depend to a great extent on the acceptance of its homeopathic products by the public.
To date, no market studies or projections of the acceptance of these products Has been conducted.

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

The ability of the Company to successfully carry out its business model will be dependent upon the efforts of its executive officers and directors, as well as its ability to attract additional directors and executive officers. The Company has not entered into employment agreements with any officer or director concerning compensation or obtained any "key man" life insurance on his or her life.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A PORTFOLIO INVESTMENT

To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the manufacture, marketing, distribution and sale of products. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be placement agents or their affiliates.

THE COMPANY EXPECTS TO PAY NO CASH DIVIDENDS

The Company does not expect to pay dividends in the foreseeable future, and the payment of dividends will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to the commencement of its business activities and the generation of profits from those activities. The payment of any dividends subsequent to an investment will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

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

There are no preferred shares outstanding as of the date of this report.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

	The Company neither owns nor leases any significant real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Cocoa, Florida from CF Consulting, LLC., an independent consultant to the Company, for $550 per month commencing in August, 2008.
This arrangement will continue until the Company raises funding and determines that more extensive office space is necessary for its operations.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2005.

                                   PART II

Item 5. Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information. During 2005, no shares of stock of the Company were listed or admitted for trading on any national exchange or on the over-the counter markets, and there was no established public trading market for our common stock. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of October 15, 2008, there were approximately 25 holders of record of our common stock. As of December 31, 2005, there were approximately 21 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans.

None.

Item 6.  Selected Financial Data.

The Company was in a development stage through the end of 2005 and had no income or assets during the period from its incorporation in 2000 through the end of 2005 covered by this report. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.


Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

During the year ended December 31, 2005, the Company engaged in no significant business activity and had no income. Our expenses were limited to fees and expenses related to administrative activities and to complying with the filing requirements of the federal securities laws.

Financial Highlights

Operating Expenses.

Our operating expenses for the years ended December 31, 2005 and 2004 were:

                                                    2005           2004
                                                    ----           ----
             Consulting expenses               $    5,250      $    --
             Professional expenses                     --          5,000
                                                   -------       --------
   Total operating expense                     $    5,250      $   5,000

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from a loan of $30,000 made to the Company in November 2007 by Roadrunner Capital, LLP, an unrelated party and a second loan by Roadrunner Capital, LP in August 2008 in the amount of $200,000. The Company had no capital resources during the yearended December 31, 2005.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements.

We do not believe the adoption of recent accounting pronouncements discussed in
Note 2 to the consolidated financial statements will have a significant impact on our results of operations, financial position, or cash flows.

Going Concern

The Company?s ability to continue as a going concern remains dependent upon successful operation under our business plan and obtaining additional capital and financing. The Company currently has no revenue and minimal cash reserves. These factors, among others, may raise substantial doubt about its ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, and equity price risk and the normal risks associated with a start-up business. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. During the twelve months ended December 31, 2005, we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 19.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None during the fiscal year ended December 31, 2005.

Item 9A(T).  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our CEO and CFO as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our officers concluded that, as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

	There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the framework in ?Internal Control Over Financial Reporting ? Guidance for Smaller Public Companies? issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2005, the Company's internal control over financial reporting was effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

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

Under the terms of the License Agreement, the Company issued 15,300,000 shares of its common stock to Nasal Therapeutics, Inc. on September 2, 2008 and paid Nasal Therapeutics, Inc. the sum of $150,000, as an initial license fee. There is also an annual license fee of $100, payable on September 1 of each subsequent year of the license, which has a 20 year term. The shares of common stock issued to Nasal Therapeutics, Inc. were valued at $0.144 per share, resulting in the cost of the license being $2,353,200, including the $150,000 cash payment and the value of the stock issued. This total license cost will be amortized over the twenty year life of the license.

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

Steven Hensley, Chairman
Kelley T. Hickel
Phillip Foreman
Boris Rubizhevsky
Richard Pyo

STEVEN HENSLEY started his business career in his early twenties by taking over the management duties of his family-owned board and care facility. Eventually, Mr. Hensley took over the board and care operation, became a licensed administrator, and bought the business. By the time he was thirty four years old, he had built the facility into one of the finest facilities in Northern California specializing in the aged, disabled, and mentally handicapped. Mr. Hensley also worked with protective services, Red Cross, and hospital discharge to create emergency services for the local community. At the age of forty five, Mr. Hensley left the board and care business to pursue his interest in organic pharmacology and to study the effect of natural cures for several human ailments that included depression, anxiety, and other mental and physical disabilities. He currently works with his brother, Charles Hensley at Hensley Group, Inc., a venture capital organization with holdings in such diverse sectors as pharmaceuticals, biotechnology, cosmetics, property development, music and film.

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

Also on August 31, 2008, the Company entered into a Consulting Agreement with CF Consulting, LLC for financial management consulting services, including contract Chief Financial Officer and corporate counsel services for the Company. Under the terms of the Consulting Agreement, CF Consulting, LLC will receive a monthly consulting fee of $5,000, plus out-of-pocket expenses, and 200,000 shares of common stock

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2005 covered by this report, their ages and positions held in the Company, are listed below.

      Name   				 Age		     Position

Robert Hipple		             64         Interim CEO/CFO, Director


BIOGRAPHICAL INFORMATION

Robert Hipple served as interim Chief Executive and Financial Officer of the Company on a consulting basis. Mr. Hipple is an attorney, law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director,
for several public (NYSE, AMEX and NASDAQ) companies.   He also has extensive
experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San
Diego School of Law and Florida A&M University College of Law. Mr. Hipple also has been a Visiting Professor of Law at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company based in the Chicago area from August 1999 to April 2001. He is also contract Chief Financial Officer for Neptune Industries, Inc., an OTC BB traded
(NPDI) company in the aquaculture business based in Boca Raton, Florida and as Chief Financial Officer of United EcoEnergy Corp., a BDC concentrating in the alternative energy market. He resigned as an officer and director of the Company in July, 2008, with the appointment of the new Board of Directors following the execution of the license agreement with Nasal Therapeutics, Inc.

SIGNIFICANT EMPLOYEES

None, other than the sole officer of the Company listed above, who acted as an officer pursuant to a consulting agreement.

COMMITTEES AND BOARD MEETINGS

The Company has currently not adopted charters for an Audit Committee, Compensation Committee or Governance and Nominating Committee, and has no Board committees.

CODE OF ETHICS

	The Company has not yet adopted a Code of Ethics that applies to its directors, officers and employees performing financial functions for the Company, including its chief executive officer, chief financial officer, controller and any person performing similar functions.

EXCLUSION of DIRECTOR LIABILITY

	Pursuant to the General Corporation Law of Nevada, the Company Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Item 11.  Executive Compensation.

CASH and OTHER COMPENSATION

For the years ended December 31, 2005 and 2004, the Company had not paid any executive officers or directors any cash and cash equivalent compensation directly. Mr. Hipple, as interim CEO and CFO, served in those capacities on a consulting basis, through CF Consulting, LLC, for no compensation. The Company had no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services, except for the professional fees to CF Consulting, LLC for preparing and filing the Company?s SEC reports.

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2005 and 2004 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

Mr. Hipple is employed by CF Consulting LLC which provided various services to the Company in an amount equal to $5,250 in 2005, either directly or through its predecessor, iTrustFinancial, Inc.

  During the period from inception, April 28, 2000, through September 30,
2005, the Company had received legal services from a former stockholder that aggregated $9,453, which had not been paid. During the quarter ended March 31, 2005, it was agreed that the receivable and a related debt of $1,000 would be cancelled. The resulting reduction in liabilities was recorded as income of $10,453 during 2005.

  During the year ended December 31, 2004, the Company received consulting services from iTrustFinancial, Inc. in the amount of $2,500 in connection with the preparation and filing of its periodic reports with the SEC. During the period ended July 31, 2005, iTrustFinancial, Inc. provided additional consulting services to the Company, for which it billed the Company in July 2005 in the amount of $3,500. The total amount due to iTrustFinancial, as of July 31, 2005 was $6,000. That amount was converted into 135,000 shares of preferred stock on September 30, 2005. The preferred stock was convertible into common stock of the Company in the ratio of 10 shares of common stock for each share of preferred stock, and the preferred stock voted on a par with the common shares, with the preferred shares having the same number of votes as the number of common

On December 1, 2005, the Company issued 750,000 shares of its common stock in payment and satisfaction of an account payable to CF Consulting, LLC in the amount of $1,750 owed for consulting services and the provision of office space to the Company for 2005. Mr. Hipple is not paid any amounts directly or indirectly by the Company and is not an owner or member of CF Consulting, LLC.

OPTION/SAR GRANTS

       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2005, Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2005.

EMPLOYEE STOCK COMPENSATION PLAN

None

COMPENSATION OF DIRECTORS

	The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

	No person entered into any employment or similar contract with the Company, during the year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

	The following table sets forth, as of the end of the reporting period covered by this report, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class(1)
------------------------------------------------------------------------------
Robert Hipple		   Director, CEO/CFO	   --                --
409 Brevard Avenue         Secretary/Treasurer
Cocoa, Fl 32922

*All directors & officers		               --                --
 as a group (5 persons)

CF Consulting, LLC                             750,000              34.2
409 Brevard Avenue
Cocoa, FL 32922

Dana Hipple (1)                              1,350,000              61.5
409 Brevard Avenue
Cocoa, FL 32922

(1)	Based on 2,195,000 shares outstanding at December 31, 2005.

 (2)	Dana Hipple is the owner of CF Consulting,, LLC, which and therefore may be considered the beneficial owner of the common shares owned by it. Ms. Hipple is the wife of Robert Hipple, our director and interim CEO and CFO during 2005.

In August, 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. as a partial license fee payment and an additional 400,000 shares were issued under consulting agreements, resulting in a total of 17,895,000 common shares outstanding.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       During 2005 and 2004, the Company incurred administrative and accounting fees of approximately $-0- and $5,000 for services performed by a company by which our then interim Company president was employed.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2005 or 2004. Mr. Hipple, the Company interim President and CEO/CFO, received no direct compensation from the Company. CF Consulting, LLC, through which Mr. Hipple served as interim CEO and CFO, and its predecessor, iTrustFinancial, Inc., was owed $ 6,000 and $1,750 for services performed and office space provided in 2005 and 2004. CF Consulting, LLC received 750,000 shares of common stock in payment for the amounts owed to it, and iTrustFinancial, Inc. received 135,000 shares of convertible preferred stock during the quarter ended September 30, 2005 for services previously rendered. There were no other transactions, or series of transactions, for the years ended December 31, 2005 or 2004, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted below.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $0 and $0, respectively.

AUDIT RELATED FEES

	None

TAX FEES
	None

ALL OTHER FEES
	None

PRE-APPROVAL POLICIES AND PROCEDURES

	The Company Board of Director policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up top one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to report periodically to the Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services in a case-by-case basis.

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules.

	The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of its expenses in furnishing the information. Any references to the "the Company" means TheraBiogen, Inc. and its predecessor by name change, Terra Trema, Inc.

*3.1  Articles of Incorporation

*3.1.1 Amendment of the Articles of Incorporation to change the corporate name to TheraBiogen, Inc.

*3.1.2 Amendment of the Articles of Incorporation to change the capital stock authorized to 100,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

*3.2	 By-laws

*4.1 Convertible Debenture issued to Leaddog Capital, LP dated November 27, 2007 for $30,000.

*4.2   Convertible Debenture issued to Leaddog Capital, LP dated August
      29, 2008 for $200,000.

*10.1 License Agreement dated July 22, 2008 between the Company and Nasal Therapeutics, Inc.

*10.2  Consulting Agreement dated August 31, 2008 between the Company and
       FSR, Inc.

*10.3 Consulting Agreement dated August 31, 2008 between the Company and CF Consulting, LLC.

*      Previously filed.


INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............F-1
	Balance Sheets as of December 31, 2005 and 2004....................F-2
	Statements of Operations for the years ended December 31, 2005 and 2004 and cumulative from inception in April, 2000 .........  F-3
	Statements of Changes in Stockholders' Equity (Deficit) for the
	    years ended December 31, 2005 and 2004 and cumulative from inception in April, 2000 ......................................  F-4
	Statements of Cash Flows for the years ended December 31, 2005 and
          2004 and cumulative from inception in April, 2000..............  F-5
	Notes to Financial Statements .....................................F-6




FINANCIAL INFORMATION
Item 1.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Therabiogen, Inc.

We have audited the accompanying balance sheet of Therabiogen, Inc., a development stage company, as of December 31, 2004 and 2005 and the related statements of operations, stockholders? equity and cash flows the years then ended and for the period from April 26, 2000 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therabiogen, Inc. as of December 31, 2004 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from April 26, 2000 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has had minimal operations to-date and has no assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management?s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
December 5, 2008


                               THERABIOGEN, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS
                                            December 31,         December 31,
                                                2005	              2004
                                            --------------- -----------------
Assets:

Total Assets                              $            --                --
                                              ===========       ============
Liabilities and Stockholders?
  Equity (Deficit)
  Current liabilities:
    Accounts payable                      $            --       $     11,953
    Related party loan                                 --              1,000
                                               -----------       ------------
     Total current Liabilities                         --             12,953
  Long term Liabilities:                               --                 --
                                              -----------       ------------
Total Liabilities                                      --             12,953
                                              -----------       ------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 5,000,000 shares,
    issued 2,195,000 shares at
    December 31, 2005 and 1,895,000
    at December 31, 2004                              220                190
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 0 shares at December 31, 2005
    and December 31, 2004, respectively                --                 --

  Additional paid-in capital                       17,335              9,615
  Accumulated deficit                             (17,555)           (22,758)
                                              ------------      -------------
  Total Stockholders? Equity (Deficit):                --            (12,953)
                                              ------------      -------------
  Total Liabilities and
    Stockholders? Equity (Deficit):       $            --       $         --
                                              ===========        ===========



The accompanying notes are an integral part of these financial statements.


                               THERABIOGEN, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                     For the years ended          Cumulative
                                         December 31,          from inception
                                    2005              2004     in April, 2000
                                 ----------       ----------- ---------------
Total income                   $   10,453        $        -   $    10,543

Operating expenses:
   General & administrative:
      Consulting expenses           5,250                 -        23,008
      Professional fees                 -             5,000         5,000
                                 ----------       -----------   ------------
Total operating costs               5,250             5,000        28,008
                                 ----------       -----------   ------------
Net income (loss)              $    5,203         $  (5,000)   $  (17,555)
                                 ==========       ===========   ============
Basic and diluted net loss
   per common share            $   0.0027         $ (0.0026)
                                 ==========       ===========
Weighted number of common shares
   outstanding-basic            1,970,000          1,895,000
                                 ===========      ===========
Weighted number of common shares
    outstanding-diluted         1,970,000          1,895,000
                                 ===========      ===========

The accompanying notes are an integral part of these financial statements.



                           THERABIOGEN, INC.
                    (A Development Stage Company)
              STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY
            FROM INCEPTION IN APRIL 200O TO DECEMBER 31, 2005

                                                                                  Deficit
           							     dditional  Accumulated
	  	                   Common Stock     Preferred Stock   Paid in      from
                               Shares     Amount    Shares    Amount  Capital   Inception   Total
                            ------------------------------------------------------------------------
Balance at April 26, 2000            - $      -          -   $    -  $      -  $      -  $     -
Common stock issued
   for cash                 1,200,000      120                         1,380          -     1,500
Common stock issued
   for services               600,000       60           -        -      540          -       600
Common stock issued for cash   90,000        9           -        -    2,546          -     2,555
Net loss                            -        -           -        -        -     (2,780)   (2,780)
                            ------------------------------------------------------------------------
Balance, December 31, 2000  1,890,000      189          -         -    4,466     (2,780)    1,875
Common stock issued
   for cash                     5,000        1          -         -      149          -       150
Net loss                            -        -          -         -        -     (6,479)   (6,479)
                            ------------------------------------------------------------------------
Balance, December 31, 2001  1,895,000      190          -         -    4,615     (9,259)   (4,454)
Net loss                            -        -          -         -        -     (8,499)   (8,499)
                            ------------------------------------------------------------------------
Balance, December 31, 2002  1,895,000      190          -         -    4,615    (17,758)  (12,953)
                            ------------------------------------------------------------------------
Balance, December 31, 2003  1,895,000      190          -         -    4,615    (17,758)  (12,953)
Contributed capital                 -        -          -         -    5,000          -     5,000
Net loss                            -        -          -         -        -     (5,000)   (5,000)
                             -----------------------------------------------------------------------
Balance, December 31, 2004  1,895,000      190          -         -    9,615    (22,758)  (12,953)
Cancel common stock        (1,800,000)    (180)         -         -      180           -        -
Issue of preferred stock            -        -     135,000      14     5,986           -    6,000
Issue of common stock         750,000       75          -        -     1,675           -    1,750
Conversion of preferred     1,350,000      135    (135,000)    (14)     (121)          -        -
Net income                          -        -          -        -         -       5,203    5,203
                            ------------------------------------------------------------------------
Balance, December 31, 2005  2,195,000   $  220          -     $  -   $17,335   $ (17,555) $     -
                            ========================================================================

                    See notes to financial statements





















                            THERABIOGEN, INC.
                    (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2005 and 2004
                    AND FROM INCEPTION IN APRIL 2000
                         0TO DECEMBER 31, 2005

                                          For the years ended   From inception
                                              December 31,       in April,
                                            2005       2004        2000
                                         ----------  ---------   ---------
Cash flows from operating activities:

    Net income (loss) from operations   $   5,203    $ (5,000)   $ (17,555)
Adjustments to reconcile net income
    (loss)to net cash used in
    operating activities:
    Stock issued for services               7,750           -        8,355
    Accounts payable                      (11,953)          -           -
    Related party loan                     (1,000)          -           -
                                          --------    --------    ---------
Net cash used in operating activities           -      (5,000)      (9,205)
                                          --------    --------    ---------
Cash flow from financing activities:
Net proceeds from issuance of common
    stock                                       -           -        4,205
Capital contribution                            -       5,000        5,000
                                          --------    --------    ---------
Net cash provided by financing
    activities                                  -       5,000        9,205
                                          --------    --------    ---------
Net increase (decrease) in cash                 -           -           -
Cash, beginning of period                       -           -           -
                                          --------    --------    ---------
Cash, end of period                      $      -    $      -     $     -
                                          ========    ========    =========











The accompanying notes are an integral part of these financial statements.






                             THERABIOGEN, INC.
                     (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

TheraBiogen, Inc. (the Company) a Nevada corporation, was organized on April 26, 2000 as Terra Trema, Inc. and is a development stage company. It has not engaged in any operating business activity through the period ending December 31, 2005. As a result of the licensing of the THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief products in July 2008, the Company is no longer a shell company and files the necessary information regarding the change of its status in this Form 10-K report for the year ended December 31, 2005.

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

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United
States of America for annual financial information and the instructions to Form 10-K. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of December 31, 2005 and 2004, and its results of operations and cash flows for the years then ended.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company has been a development stage company and had no operations and limited financial and other resources during the year ended December 31, 2005. This and lack of capital raised substantial doubt about the Company's ability to continue as a going concern at that time.

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

The Company also engaged in no significant business activity in 2006 or 2007 and had minimal expenses during that period. In November, 2007, the Company borrowed the sum of $30,000 from Leaddog Capital, LP issuing a 2 year,
                             THERABIOGEN, INC.
                     (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (CONTINUED)

convertible debenture at 4 percent interest, convertible into 4,200,000 shares of its common stock, at the discretion of the holder during the term of the debenture, and automatically at maturity. The funds were used to reinstate the Company to good standing with its State of incorporation (Nevada) and for working capital.

During the quarter ending December 31, 2005, the Company issued 750,000 shares of its common stock in payment of accrued liabilities of $1,750. In addition, 135,000 shares of convertible preferred stock previously issued in payment of accrued accounts payable of $6,000, were converted into 1,350,000 shares of common stock.

The shares of the Company?s common stock do not currently trade on any market or exchange.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally
Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

Common shares of the Company, are listed on the OTC Bulletin Board and on the OTC Pink Sheets under the trading symbol NPDI.

Basis of Presentation

The accompanying financial statements are presented on the accrual basis of accounting.

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity date of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

The Company had no property or equipment during 2005.

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the
                            THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2004
                              (Unaudited)

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Company?s financial statements compared to the tax returns.

At December 31, 2005, the Company has approximately $17,500 of net operating carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382. No income tax provision is presented in the accompanying financial statements as a result of the utilization of net operating loss carry forwards and change in the valuation allowance.

Advertising and marketing costs

Advertising and marketing costs will be expensed as incurred. Advertising and marketing expense was $0 and $0 for the years ending December 31, 2005 and 2004, respectively.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At December 31, 2005, the Company did not have cash on deposit exceeding the insured limit. The ability of the Company to collect amounts due from customers may be affected by economic fluctuations in each of the Company?s customers? geographic locations. To date, the Company has had no significant bad debt losses, and therefore does not maintain any reserve for bad debts.

Dividends and Distributions.

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon managements estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Revenue Recognition

Revenue will be recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectiblity is reasonably assured.




                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2004
                              (Unaudited)

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Patent Costs

Costs incurred with registering and defending patent technology will be charged to expense as incurred.

Earnings per Share and Common Share Equivalents

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year. No common share equivalents were outstanding during 2005 and 2004.

Shipping and Handling Costs

Shipping and handling costs billed to customers will be recorded as revenue. Shipping and handling costs paid to vendors will be recorded as cost of sales.

Impairment of Long-Lived Assets

The Company will review its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company will evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company will use an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss will be recognized in the statement of operations.

Inventory

Inventories will be stated at the lower of cost or market, cost determined on the basis of FIFO.

License Fees

License fee costs will be capitalized and amortized over the term of the license agreement.

Stock-Based Compensation

The Company accounts for stock issued to employees, officers, and directors in accordance with FAS No. 123(R), Accounting for Stock-Based Compensation which generally requires all stock-based payments to be recognized in the financial statements based on their fair values.
                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2004
                              (Unaudited)

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Comprehensive Income (Loss)

FAS No. 130, ?Reporting Comprehensive Income?, establishes guidelines for all items are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net income (loss) and comprehensive net income (loss) as defined in the statement.

Financial instruments.

The fair values of all financial instruments approximate their carrying values.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, ?Fair Value Measurements?, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued FAS No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.
Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement
                             THERABIOGEN, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

is not expected to have a material effect on the Company's financial statements.

NOTE 3. EQUITY TRANSACTIONS

  In April 2000, the Company issued 1,200,000 shares of common stock to its then president in exchange for cash of $1,500.

  In April 2000, the Company issued 600,000 shares of common stock in exchange for legal services valued at $600 (Note 3).

  In connection with private placements of its common stock, the Company issued an aggregate of 95,000 shares of common stock in exchange for cash aggregating $2,700 in the year ended December 31, 2000.

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

	In August 2008, 400,000 shares of common stock were issued to two consultants for consulting services rendered and to be rendered to the Company. In September 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. of Long Beach, California, as part of the license payment for the licensing rights to the THERAMAX? products. These shares were valued at $0.144 per share, based on the valuation of the license as agreed with Nasal Therapeutics, Inc. at the time the license was executed. The parties negotiated and agreed on a total value of the license, exclusive of future royalties, equal to $2,350,000, of which $150,000 was represented by the cash payment made, and the balance, $2,200,000, by the 15,300,000 shares of common stock of the Company.


                             THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2005 AND 2004
                              (Unaudited)

NOTE 4. RELATED-PARTY TRANSACTIONS

  During the period from inception, April 28, 2000, through December 31,, 2005, the Company had received legal services from a former stockholder that aggregated $9,453, none of which had been paid. During 2005, it was agreed that the payable and a related debt of $1,000 would be cancelled. The resulting reduction in liabilities was recorded as income of $10,453 during 2005.

During the year ended December 31, 2004, the Company received consulting services from iTrustFinancial, Inc. in the amount of $2,500 in connection with the preparation and filing of its periodic reports with the SEC. During the period ended July 31, 2005, iTrustFinancial, Inc. provided additional consulting services to the Company, for which it billed the Company in July 2005 in the amount of $3,500. The total amount due to iTrustFinancial, as of July 31, 2005 was $6,000. That amount was converted into 135,000 shares of preferred stock on July 31, 2005. The preferred stock was convertible into common stock of the Company in the ratio of 10 shares of common stock for each share of preferred stock, and the preferred stock voted on a par with the common shares, with the preferred shares having the same number of votes as the number of common shares into which they may be converted.

NOTE 5.   CURRENT OPERATIONS.

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

The products THERAMAX? Cold Relief, THERAMAX? Flu Relief, and THERAMAX? Allergy Relief are homeopathic nasal sprays for the treatment of the common cold, influenza and allergy respectively. All products were invented by Dr. Charles Hensley and licensed from PRB Pharmaceuticals, a leading anti-viral

                             THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2005 AND 2004
                              (Unaudited)

NOTE 5   CURRENT OPERATIONS    (Continued)

company. Other nasal products are currently under development. The Company expects to have its initial production in distribution early in 2009.

In order to carry out its business plan, the Company borrowed the sum of $30,000 from Leaddog Capital, LP, an unaffiliated investment bank, and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock.

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior
20 trading days, but not less than $o.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc.




SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Dated December 5, 2008
					THERABIOGEN, Inc.

					      /s/ Kelly T. Hickel
					By....................................
						Kelly T. Hickel, Chief Executive Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date

     /s/ Steven Hensley
............................ Director and Chairman	      December 5, 2008
	 Steven Hensley

     /s/  Kelly T. Hickel
............................   Director	            	December 5, 2008
	 Kelly T. Hickel

    /s/  Boris Rubizhevsky	Director				December 5, 2008
............................
	 Boris Rubizhevsky

     /s/  Phillip Foreman    	Director				December 5, 2008
............................
       Phillip Foreman

     /s/  Richard Pyo   	Director				December 5, 2008
............................
	 Richard Pyo

















i

18

3

1

F-13


20