Form 10-Q
period 2006-03-31
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

`                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 2006

                                or

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, and small reporting company in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                Accelerated filer         [ ]
   Non-accelerated filer   [X]                Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X]

	The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of December 5, 2008, was 17,895,000 shares.





                                TABLE OF CONTENTS
-------------------------------------------------------------------------

                         PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS........................................... F-1

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......  2

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 3

Item 4.  CONTROLS AND PROCEDURES.......................................... 3

                            PART II  OTHR INFORMATION

Item 1.  LEGAL PROCEEDINGS................................................ 4

Item 1A. RISK FACTORS .................................................... 4

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.... . 4

Item 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 5

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 5

Item 5.  OTHER INFORMATION ............................................... 6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 10


Signatures .............................................................. 10


























Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                                  March 31,  December 31,
                                                    2006          2005
                                                (Unaudited)
ASSETS

Total assets                                    $    --       $     --
                                                  ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                      --            --
                                                  ---------     ----------

Total liabilities                                     --            --


STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  no shares issued               --            --
Common stock, $.0001 par value; 10,000,000 shares
          authorized; 2,195,000 shares issued and
          outstanding                                   220         220

Additional paid-in capital                           17,335      17,335

Accumulated deficit                                 (17,555)    (17,555)
                                                   ---------    -----------

Total stockholders' equity (deficit)                   --           --
                                                   ---------    -----------
Total liabilities and stockholders' equity
         (deficit                                $     --       $   --
                                                   =========    ===========









            See accompanying notes to financial statements.





                              THERABIOGEN, INC.
                       (A Development Stage Company)
                        Statements of Income (Loss)
                               (UNAUDITED)

                                     For the three    Cumulative
                                      months ended  from inception
                                        March 31,       April,
                                    2006       2005      2000
                                  ---------- ---------  ---------
INCOME                          $     -     $ 10,453   $ 10,453

EXPENSES
General and Administrative
    expenses                          -          -       28,008
			       	    ---------  ---------  ---------
NET INCOME (LOSS) BEFORE INCOME       -       10,453    (17,555)
TAXES (BENEFITS)

INCOME TAXES (BENEFITS)                 -        -            -
                                  ---------  ---------  ---------
NET INCOME (LOSS)                $      -    $   -     $(17,555)
                                  =========  =========  =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)              2,195,000    2,195,000
                                 =========    =========
NET GAIN (LOSS) PER SHARE
  (BASIC AND DILUTED)            $    0.00    $    0.01
                                  ========    =========















See accompanying notes










                            THERABIOGEN, INC.
                     (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         March 31, 2006 and 2005
                     and cumulative from inception
                   at April, 2000 to March 31, 2006

                                               For the three   Cumulative
                                                months ended  from inception
                           		             March 31,       April,
                                             2006        2005     2000

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                 	  $     -   $ 10,453 $(17,555)

   Adjustments to reconcile net loss to net cash used by operating activities

   Stock issued for services                      -          -     8,350
   Accounts payable and accrued expenses          -     (9,453)        -
   Related party loan                             -     (1,000)
                                 		   ---------  -------- ---------
 NET CASH USED BY OPERATING ACTIVITES             -          -    (9,205)
                               		   ---------  -------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock		              -          -     4,205
    Capital contribution                          -          -     5,000
                               		   ---------  -------- ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         -          -     9,205
                              		   ---------  --------- --------

NET INCREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                                 -          -        -

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			        -          -        -
                               		    ---------         ---------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	  $     -     $    - $      -
                               		    =========  ======= ========

SUPPLEMENTAL DISCLOSURES
    Interest paid              		  $     -           $      -
    Income taxes paid          		  $     -           $      -
                               		    ---------         ---------

See accompanying notes.







                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   MARCH 31, 2006 AND 2005 (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of March 31, 2006, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

In July, 2008, but prior to the filing of this report, the Company entered into a licensing agreement with Nasal Therapeutics, Inc. of Long Beach, California, for the exclusive license rights in North America to develop, market, distribute and sell four homeopathic nasal spray products known as THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief. As the result of the license and the Companys further development activities, the Company claims trademark rights to the THERAMAX name and all related uses.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of March 31, 2006, and its results of operations and cash flows for the three months ended March 31, 2006. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended March 31, 2006. This and the lack of capital raised substantial doubt about the Company's ability to continue as a going
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting
Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Statement will be effective 60 days following the SECs approval of the Public Company Accounting Oversight Board
(PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the effects, if any, that SFAS 162 may have on our financial reporting.

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

  On October 1, 2005, 1,200,000 common shares issued to the Companys former president in April 2000, which were considered to be founders shares, were cancelled and the shares were returned to the Company. In addition, the 600,000 shares issued for services in April 2000 also were cancelled by the subsequent holder and returned to the Company on October 1, 2005. On March 31, 2006 a total of $6,000 in accounts payable for services rendered to the Company were converted to convertible preferred shares in the Company. A total of 135,000 Series A Convertible Preferred shares were issued to iTrustFinancial, Inc. in payment of the accounts payable, representing fees and expenses incurred in the preparation and filing of the Companys delinquent quarterly and annual reports for prior periods. As of October 1, 2005, there were 95,000 shares of common stock


                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005
                              (Unaudited)

NOTE 2. EQUITY TRANSACTIONS (continued)

issued and outstanding and 135,000 shares of Series A Voting Convertible Preferred stock issued and outstanding.

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

	In August 2008, 400,000 shares of common stock were issued to two consultants for consulting services rendered and to be rendered to the Company. In September 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. of Long Beach, California, as part of the license payment for the licensing rights to the THERAMAX products.

NOTE 3. RELATED-PARTY TRANSACTIONS

  During the period from inception, April 28, 2000, through March 31, 2005, the Company had received legal services from a former stockholder that aggregated $9,453, none of which had been paid. During the quarter ended March 31, 2005, it was agreed that the payable and a related debt of $1,000 would be cancelled. The resulting reduction in liabilities was recorded as income of $10,453 during the first quarter of 2005 and was reported accordingly on the Form 10-QSB filed by the Company with the SEC for that quarter.

  During the period ended December 31, 2004, the Company received consulting services from iTrustFinancial, Inc. in the amount of $2,500 in connection with the preparation and filing of its periodic reports with the SEC. During the period ended July 31, 2005, iTrustFinancial, Inc. provided additional consulting services to the Company, for which it billed the Company in July 2005 in the amount of $3,500. The total amount due to iTrustFinancial, as of July 31, 2005 was $6,000. That amount was converted into 135,000 shares of preferred stock on March 31, 2006.
The preferred stock was convertible into common stock of the Company in the ratio of 10 shares of common stock for each share of preferred stock, and the preferred stock voted on a par with the common shares, with the preferred shares having the same number of votes as the number of common shares into which they may be converted.

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS  (continued)

other areas. Nasal Therapeutics, Inc. is a U.S. based pharmaceutical company dedicated to the production and marketing of homeopathic nasal products for a variety of human conditions. That company is led by Dr. Charles Hensley, co-founder of Zicam, LLC (formerly Geltech, LLC) and the inventor of the homeopathic nasal spray, ZICAM cold remedy. With the launch of ZICAM, Dr. Hensley and his co-workers changed the marketing and product placement paradigm for homeopathic drugs in the United States.

Dr. Hensleys experience and ability to develop highly effective homeopathic treatments gives the Company a huge marketing and timing advantage over large pharmaceutical companies, which take an average of eight years to bring a drug to market. The Company estimates it can place a new homeopathic treatment into the marketplace within 6 to 12 months from the time of development.

The products THERAMAX Cold Relief, THERAMAX Flu Relief, and THERAMAX Allergy Relief are homeopathic nasal sprays for the treatment of the common cold, influenza and allergy respectively. All products were invented by Dr. Charles Hensley and licensed from PRB Pharmaceuticals, a leading anti-viral company. Other nasal products are currently under development. The Company expects to have its initial production in distribution early in 2009.

In order to carry out its business plan, the Company borrowed the sum of $30,000 from Leaddog Capital, LP, an unaffiliated investment bank, and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock.

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Companys common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc.












Item 2. Managements Discussion and Analysis or Plan of Operation

         Statements contained in this Plan of Operation of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-K for the year ended December 31, 2005 for a description of certain of the known risks and uncertainties of the Company.)

General

         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. As of March 31, 2006, the Company had not yet identified a potential merger or acquisition candidate. As of the date of this report, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy
Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. See, ITEM 5. Other Information, for an explanation of the license. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

	   On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Companys common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. The balance of the funds have been used as working capital.

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

Equipment and Employees

         The Company has just commenced operating its business and has no equipment and no employees. The Company does not expect to acquire any equipment or employees in the near future as it intends to develop, market and manufacture THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief on a contract basis. In addition, the Company has contracted with FSR, Inc. to provide management consulting services, including the appointment of Kelly T. Hickel as its President and CEO, and with CF Consulting, LLC to provide office space and financial consulting services. These consulting agreements were entered into in August 2008.

Expenses for the three months ended March 31, 2006 and March 31, 2005.

         Expenses for the three months ended March 31, 2006 were $ 0 as compared to $ 0, for the same period ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Shares of the Companys common stock do not currently trade on any market.

Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable.

ITEM 2   -   Unregistered Sales of Equity Securities and Use of Proceeds.

	During the quarter ended September 30, 2005, the Company issued 135,000 shares of its Series A Convertible Preferred Stock to iTrustFinancial, Inc. in payment of accrued accounts payable in the amount of $6,000 for services rendered to the Company for consulting services in preparing and filing the Companys delinquent periodic reports with the SEC. On December 1, 2005, the preferred shares were converted into 1,350,000 shares of the common stock of the Company. The shares were issued without registration under the Securities Act of 1933 (the Act) or the securities laws of any state in reliance on the private offering exemption under Regulation D and Section 4(2) of the Act.

	In December, 2005, the Company issued 1,350,000 common shares on conversion of the outstanding Series A Convertible Preferred Stock. Also, in December 2005, the Company issued 750,000 shares of common stock in payment of an outstanding account payable in the amount of $1,750. At the end of December, 2005, there were 2,195,000 shares of common stock and no shares of preferred stock outstanding.

	No additional shares of common or preferred stock were issued by the Company during the fiscal years ended December 31, 2006 or December 31, 2007. In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding on November 26, 2008 and 2,195,000 shares issued as of March 31, 2006.

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

	On August 29, 2008, as part of the licensing agreement with Nasal Therapeutics, Inc., the Company changed its corporate name to TheraBiogen, Inc. to reflect its new business model, and on September 9, 2008, the Company amended its Articles of Incorporation to change its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. At that time, Kelly T. Hickel became President and CEO of the Company.

In addition, a new Board of Directors was appointed for the Company, to serve until the next annual meeting of shareholders. See, Item 5
Other Information.

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

In July 2008, the Company changed its business model and entered into a Licensing Agreement with Nasal Therapeutics, Inc. of Long Beach, CA for the exclusive North American license for THERAMAX Cold Relief, THERAMAX
Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief, and with a right of first refusal for the rest of the world. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley, also developed the very successful homeopathic nasal product ZICAM. Dr. Hensley also developed
Zicam Allergy and the nasal delivery systems used in the Zicam product line extensions. Zicam is one of the top cold remedies in the United
States with sales exceeding $100,000,000 in 2006. Dr. Hensley founded Geltech, LLC., the company that launched Zicam and made the product a household name. In 2001, Dr. Hensley and his partners sold their interest in Geltech to Matrixx Initiatives (MTXX).

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

Business model

Over the next 12 to 24 months, the Company will launch three homeopathic nasal sprays into the United States OTC market. The company will launch THERAMAX Cold Relief in early 2009 and THERAMAX Flu Relief and THERAMAX Allergy Relief in 2009. The Company has already identified and contracted with manufactures for the products, and has designed packaging materials, and intends to work with existing distribution sources for marketing the products.

Homeopathic nasal sprays

THERAMAX Cold Relief

THERAMAX Cold Relief homeopathic nasal spray is the next generation Zicam cold remedy product. Zicam, which was developed by Dr. Hensley in the late 1990s, is a highly successful product with sales exceeding US$100,000,000 in 2006. However, in recent years, the use of zinc in the Zicam product has come under fire. In 2003, reports began to surface that a small number of Zicam users suffered a condition known as anosmia, or total loss of smell. It has since been demonstrated that Zicam is safe and does not cause anosmia. However, these reports have left questions in the minds of consumers creating a huge market for a Zicam-type product that does not contain zinc.

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

THERAMAX Cold Relief is superior to other homeopathic cold remedies on a variety of levels. Similar to other remedies, the active ingredients of THERAMAX Cold Relief also binds to the rhinovirus ICAM attachment site inhibiting rhinovirus attachment to ICAM receptors. However, unlike Zicam, THERAMAX Cold Relief ingredients also inhibits the ability of rhinovirus to increase the amount of ICAM receptors on the nasal membrane. Furthermore, the actives in THERAMAX Cold Relief also inhibits the entry coronaviruses making it effective for coronavirus common colds as well. The fact that the actives in THERAMAX Cold Relief decreases ICAM levels and inhibits both rhinovirus and coronavirus should result in a more complete suppression of common cold infections than what is seen with Zicam. Human studies on THERAMAX Cold Relief are still a few months from being initiated. However, based on in vitro data, preliminary human clinical data and our experience with Zicam, we expect THERAMAX Cold Relief to be much more effective than Zicam at reducing the duration of the common cold. Patents protecting the THERAMAX Cold Relief intellectual property have been filed with the United States Patent and Trademark Office.

THERAMAX Flu Relief

THERAMAX Flu Relief homeopathic nasal spray is the influenza equivalent to Zicam cold remedy. The active THERAMAX Flu Relief inhibits influenza virus infections by blocking influenza virus entry into cells. Furthermore, the active ingredient of THERAMAX Flu Relief inhibits influenza viral uncoating and replication. Based on the in vitro data and preliminary human clinical results, we expect the THERAMAX Flu Relief to be extremely effective at treating influenza in humans. Patents protecting the THERAMAX Flu Reliefintellectual property have been filed with the United States Patent and Trademark Office.

THERAMAX Allergy Relief

The nasal manifestation of allergies are mediated by ICAM-1 receptors present on the surface of the nasal membrane. Antigens such as pollen, dust, animal proteins etc. increase the expression and subsequent presentation of ICAM-1 receptors on the nasal membranes and provide the attachment site for inflammatory mediators of the allergic response. The intracellular mediator of the antigen induced increase in ICAM-1 expression and the rhinovirus induced ICAM-1 expression is the same. Therefore, active ingredients in THERAMAX cold that inhibit the ICAM-1 expression form the core of the THERAMAX Allergy Relief formulation. By inhibiting the antigen induced ICAM-1 expression on the nasal membrane, it is predicted that THERAMAX Allergy Relief will be extremely effective at treating and preventing nasal allergies.

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

Prior to this, in 1992 Mr. Rubizhevsky co-founded Isonics Corporation (NASDAQ: ISON), a diversified international company with offices in the United States, Germany and Russia and businesses in life science, semi-conductor wafer services and homeland security products. Mr. Rubizhevsky was with Isonics for fifteen years, playing a key role in its growth and development. He originally started the company to pursue life science opportunities based on products developed by the Russian nuclear industry. He identified expansion opportunities, leveraging Isonics technology and expertise into homeland security and biotech applications as well as identifying capital funding sources, including the companys initial public offering and follow-on secondary equity and debt offerings.

Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. These positions were based both in the US and abroad. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology. He is fluent in the Russian language and culture.

RICHARD S. PYO is a graduate of the University of California at Irvine and has many years of experience in pharmaceutical research and development. He has served as a research scientist at Diagnostic Solutions, Inc., was a staff research associate at the University of California at Los Angeles from 1993 to 1996; and from 1996 to 1999, was a biologist with Microbiologic Reference Laboratory. In 1999, he became Vice President of Research and Development at Biopath Research, Inc., and in 2001, became Director of Research and Development for Neo Diagnostics, Inc. (2001-2003); and then for PRB Pharmaceuticals, Inc. (2005-2008). In 2008, he became Executive Vice President of Nasal Therapeutics, Inc., the licensor of the THERAMAX
Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief products, where he has worked closely with Dr. Charles Hensley, the developer of these homeopathic remedies. Mr. Pyo also serves as a Vice President of the Company.

Other advisers and consultants.

Dr. Charles Hensley is the founder and CEO of Nasal Therapeutics, Inc., the licensor of the THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief products.

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

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

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