Form 10-Q
period 2006-06-30
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

`                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2006

                                or

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

	The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of November 26, 2008 was 17,895,000 shares.



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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 5

Item 5.  OTHER INFORMATION ............................................... 6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 10


Signatures .............................................................. 10




























Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                                June 30,       December 31,
                                                 2006             2005
                                               (Unaudited)      (Audited)
                                              --------          ----------
ASSETS

Total assets                                $    --              $      --
                                              ========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Accounts payable                                 --                     --
                                              --------            ---------

Total liabilities                                --                     --

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000
   shares authorized;  no shares issued          --                     --
Common stock, $.0001 par value; 10,000,000
   shares authorized; 2,195,000 shares issued
   and outstanding                                220                  220

Additional paid-in capital                     17,335               17,335

Deficit accumulated during the development
    stage                                     (17,555)             (17,555)
                                              --------             ---------
Total stockholders' equity (deficit)              --                    --
                                              --------             ---------
Total liabilities and stockholders' equity
         (deficit                            $    --              $     --
                                              =========            =========









            See accompanying notes to financial statements.





                              THERABIOGEN, INC.
                       (A Development Stage Company)
                         Statement of income (Loss)
                               (UNAUDITED)

                          For the three       For the six      Cumulative
                           months ended       months ended    from inception
                              June 30,           June 30,       in April
                          2006       2005     2006       2005      2000
                        --------  --------  --------  --------  -----------
INCOME                 $     -   $    -     $      -  $ 10,453  $ 10,453

EXPENSES
General and
administrative expenses      -        -            -         -   (28,008)
			      --------  --------  --------  --------  -----------
NET INCOME (LOSS) BEFORE
INCOME TAXES (BENEFITS)       -       -            -    10,453   (17,555)

INCOME TAXES (BENEFITS)       -       -            -         -         -
                        --------  --------  --------  ---------  ----------
NET INCOME (LOSS)      $      -   $   -      $     -  $ 10,453   $(17,555)
                       =========  ========  ========  =========  ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING
(BASIC AND DILUTED)    2,195,000 1,895,000  2,195,000 1,895,000
                       ========= ========== ========= =========
NET GAIN (LOSS) PER
SHARE
(BASIC AND DILUTED)    $ (0.0000) $ 0.0000  $ 0.0000  $  0.0055
                        ========  =========  ======== =========















See accompanying notes








                            THERABIOGEN, INC.
                     (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         June 30, 2006 and 2005
                    and from inception at April, 2000
                            to June 30, 2006

                                           For the six months   Cumulative
                                             ended June 30,   from inception
                                            2006      2005    at April, 2000
                                          --------  --------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                   $       -  $ 10,453  $  (17,555)

   Adjustments to reconcile net loss to net
     cash used by operating activities
   Stock issued for services                     -         -       8,350
   Accounts payable and accrued expenses         -    (9,453)          -
   Related party loan                            -    (1,000)

                                   		 --------  --------   ---------
 NET CASH USED BY OPERATING ACTIVITES            -         -      (9,205)
                               		 --------  --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock		             -         -       4,205
    Capital contribution                         -         -       5,000
                               		 --------  --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        -         -       9,205
                              		 --------  --------   ---------

NET INCREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                                -         -           -

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			       -         -           -
                               		  --------  --------  ----------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	$      -    $    -   $       -
                               		  ========  ========  ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid              		$      -    $    -
    Income taxes paid          		$      -    $    -
                               		   ========  ========

See accompanying notes.









                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2006 AND 2005
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of June 30, 2006, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2006, and its results of operations and cash flows for the three and six months ended June 30, 2006. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended June 30, 2006. This and the lack of capital raised substantial doubt about the Company's ability to continue as a going

                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2006 AND 2005
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  On October 1, 2005, 1,200,000 common shares issued to the Companys former president in April 2000, which were considered to be founders shares, were cancelled and the shares were returned to the Company. In addition, the 600,000 shares issued for services in April 2000 also were cancelled by the subsequent holder and returned to the Company on October 1, 2005. On March 31, 2005 a total of $6,000 in accounts payable for services rendered to the Company were converted to convertible preferred shares in the Company. A total of 135,000 Series A Convertible Preferred shares were issued to iTrustFinancial, Inc. in payment of the accounts payable, representing fees and expenses incurred in the preparation and filing of the Companys delinquent quarterly and annual reports for prior periods. As of October 1, 2005, there were 95,000 shares of common stock


                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2006 AND 2005
                              (Unaudited)

NOTE 2. EQUITY TRANSACTIONS (continued)

issued and outstanding and 135,000 shares of Series A Voting Convertible Preferred stock issued and outstanding.

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

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2006 AND 2005
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS  (continued)

other areas. Nasal Therapeutics, Inc. is a U.S. based pharmaceutical company dedicated to the production and marketing of homeopathic nasal products for a variety of human conditions. That company is led by Dr. Charles Hensley, co-founder of Zicam, LLC (formerly Geltech, LLC) and the inventor of the homeopathic nasal spray, ZICAM cold remedy. With the launch of ZICAM, Dr. Hensley and his co-workers changed the marketing and product placement paradigm for homeopathic drugs in the United States.

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

Expenses for the three months ended June 30, 2006 and June 30, 2005.

         Expenses for the three months ended June 30, 2006 were $ 0 as compared to $ 0, for the same period ended June 30, 2005.

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	No additional shares of common or preferred stock were issued by the Company during the fiscal years ended December 31, 2006 or December 31, 2007. In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding on November 26, 2008 and 2,195,000 shares issued as of June 30, 2006.

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













2


i


F-7


10