Form 10-Q
period 2006-09-30
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2006

                                or

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

	The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of November 26, 2008, was 17,895,000 shares.





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

                            PART II  OTHR INFORMATION

Item 1.  LEGAL PROCEEDINGS................................................ 4

Item 1A. RISK FACTORS .................................................... 4

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.... . 4

Item 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 5

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 5

Item 5.  OTHER INFORMATION ............................................... 6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................  9


Signatures .............................................................. 10


























Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                              September 30     December 31,
                                                  2006            2005
                                               (Unaudited)      (Audited)
                                             ---------           ----------
ASSETS

Total assets                                $    --              $      --
                                              ========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Accounts payable                                 --                     --
                                              --------            ---------

Total liabilities                                --                     --

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000
   shares authorized;  no shares issued          --                     --
Common stock, $.0001 par value; 10,000,000
   shares authorized; 2,195,000 shares issued
   and outstanding                                220                  220

Additional paid-in capital                     17,335               17,335

Deficit accumulated during the development
    stage                                     (17,555)             (17,555)
                                              --------             ---------
Total stockholders' equity (deficit)               --                   --
                                              --------             ---------
Total liabilities and stockholders' equity
         (deficit                            $     --             $     --
                                              =========            =========










            See accompanying notes to financial statements.




                             THERABIOGEN, INC.
                       (A Development Stage Company)
                         Statement of Income (Loss)
                               (UNAUDITED)


                          For the three       For the nine     Cumulative
                           months ended       months ended    from inception
                           September 30,      September 30,      in April
                          2006       2005     2006       2005      2000
                        --------  --------  --------  --------  -----------
INCOME                 $     -   $    -     $      -  $ 10,453  $ 10,453

EXPENSES
General and
administrative expenses      -     3,500           -     3,500    31,508
			      --------  --------  --------  --------  -----------
NET INCOME (LOSS) BEFORE
INCOME TAXES (BENEFITS)       -   (3,500)          -     6,953   (21,055)

INCOME TAXES (BENEFITS)       -       -            -         -         -
                        --------  --------  --------  ---------  ----------
NET INCOME (LOSS)      $      -   $(3,500)  $      -  $  6,953   $(21,055)
                       =========  ========  ========  =========  ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING
(BASIC AND DILUTED)    2,195,000 1,895,000  2,195,000 1,895,000
                       ========= ========== ========= =========
NET GAIN (LOSS) PER
SHARE
(BASIC AND DILUTED)    $       -   $     -  $       -  $     -
                        ========  =========  ======== =========












See accompanying notes










                            THERABIOGEN, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                        September 30, 2006 and 2005
                     and from inception at April 2000
                          to September 30, 2006

                                         For the nine months    Cumulative
                                         ended September 30,  from inception
                                            2006      2005    at April, 2000
                                          --------  --------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                   $       -  $  6,953  $  (17,555)

   Adjustments to reconcile net loss to net
     cash used by operating activities
   Stock issued for services                     -         -       8,350
   Accounts payable and accrued expenses         -    (5.953)          -
   Related party loan                            -    (1,000)

                                   		 --------  --------   ---------
 NET CASH USED BY OPERATING ACTIVITES            -         -      (9,205)
                               		 --------  --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock		             -         -       4,205
    Capital contribution                         -         -       5,000
                               		 --------  --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        -         -       9,205
                              		 --------  --------   ---------

NET INCREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                                -         -           -

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			       -         -           -
                               		  --------  --------  ----------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	$      -    $    -   $       -
                               		  ========  ========  ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid              		$      -    $    -
    Income taxes paid          		$      -    $    -
                               		   ========  ========

See accompanying notes.









                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006 AND 2005
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of September 30, 2006, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2006, and its results of operations and cash flows for the three months ended September 30, 2006. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended September 30, 2006. This and the lack of capital raised substantial doubt about the Company's ability to continue as a going

                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006 AND 2005
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006 AND 2005
                              (Unaudited)

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

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006 AND 2005
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS  (continued)

other areas. Nasal Therapeutics, Inc. is a U.S. based pharmaceutical company dedicated to the production and marketing of homeopathic nasal products for a variety of human conditions. That company is led by Dr. Charles Hensley, co-founder of Zicam, LLC (formerly Geltech, LLC) and the inventor of the homeopathic nasal spray, ZICAM cold remedy. With the launch of ZICAM, Dr. Hensley and his co-workers changed the marketing and product placement paradigm for homeopathic drugs in the United States.

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

General

         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. As of September 30, 2006, the Company had not yet identified a potential merger or acquisition candidate. As of the date of this report, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy
Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. See, ITEM 5. Other Information, for an explanation of the license. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

Expenses for the three months ended September 30, 2006 and September 30, 2005.

         Expenses for the three months ended September 30, 2006 were $ 0 as compared to $ 0, for the same period ended September 30, 2005.

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	No additional shares of common or preferred stock were issued by the Company during the fiscal years ended December 31, 2006 or December 31, 2007. In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding on November 26, 2008 and 2,195,000 shares issued as of September 30, 2006.

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

Business model

Over the next 12 to 24 months, the Company will launch three homeopathic nasal sprays into the United States OTC market. The company will launch THERAMAX? Cold Relief in early 2009 and THERAMAX? Flu Relief and THERAMAX? Allergy Relief in 2009. The Company has already identified and contracted with manufactures for the products, and has designed packaging materials, and intends to work with existing distribution sources for marketing the products.

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