Form 10-K
period 2006-12-31
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2006

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

		          Common stock, $.0001 par value
			         (Title of class)

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K                                 [  ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer { }  Accelerated filer { }  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.
                                                                 $ None

	The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of December 31, 2006 was 2,195,000 shares and as of December 5, 2008 was 17,895,000 shares.

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

	Item 1B  Unresolved Staff Comments ...........................  7

	Item 2.  Properties ..........................................  7

	Item 3.  Legal Proceedings....................................  7

	Item 4.  Submission of Matters to a Vote of Security Holders..  7

	                             PART II
	Item 5.   Market for Registrants Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
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

                                    PART I
Item 1.  Business.

General development of business

The Company was incorporated under the Nevada General Corporation Law in April, 2000 as Terra Trema, Inc., The Company was formed to develop operating opportunities through business combinations or mergers. As of December 31, 2006, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

	   On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Companys common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days but no less than $0.01 and no more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. The balance of the funds have been used as working capital.

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

	In December 2005, the Company issued 750,000 shares of common stock in payment of an outstanding account payable in the amount of $1,750. At the end of December, 2005, there were 2,195,000 shares of common stock and no shares of preferred stock outstanding. No additional shares were issued in 2006.

	In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding on October 15, 2008.

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange.

During the fiscal year ended December 31, 2006, the Company did not engage in any merger or acquisition activity, or the acquisition or disposition of any material asset, or any other business activity. The business of the Company was limited to engaging in the due diligence necessary to locate suitable merger candidates for the Company.

Financial information about market segments.

The Company did not engage in any significant activity in 2006 and, therefore, has no market segment information. All material information regarding the activities of the Company is reflected in the financial statements included in this report.

Narrative description of business.

During the fiscal year ended December 31, 2006, the Company did not engage in any significant business activity.

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

Business model

Over the next 12 to 24 months, the Company will launch three homeopathic nasal sprays into the United States OTC market. The company will launch THERAMAX Cold Relief in late 2008 or early 2009 and THERAMAX Flu Relief and THERAMAX Allergy Relief in 2009. The Company has already identified and contracted with manufactures for the products, and has designed packaging materials, and intends to work with existing distribution sources for marketing the products.

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

THERAMAX Flu Relief

THERAMAX Flu Relief homeopathic nasal spray is the influenza equivalent to Zicam cold remedy. The active THERAMAX Flu Relief inhibits influenza virus infections by blocking influenza virus entry into cells. Furthermore, the active ingredient of THERAMAX Flu Relief inhibits influenza viral uncoating and replication. Based on the in vitro data and preliminary human clinical results, we expect the THERAMAX Flu Relief to be extremely effective at treating influenza in humans. Patents protecting the THERAMAX Flu Relief intellectual property have been filed with the United States Patent and Trademark Office.

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

Item 1A.  Risk Factors.

THE COMPANY HAS LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

The Company has limited resources and has had no revenues to date. In addition, the Company will not achieve any revenues until, at the earliest, the first distribution of an THERAMAX product. Moreover, there can be no assurance that the Company's distribution of any THERAMAX product, either initially or at any time thereafter, will provide any material revenues or operate on a profitable basis.

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

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans to market the TheraMax products. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of its . The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

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

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE SUCCESS OF ITS PRODUCTS, WHICH ARE UNTESTED

The success of the Company's proposed plan of operation will depend to a great extent on the acceptance of its homeopathic products by the public.
To date, no market studies or projections of the acceptance of these products have been conducted.

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

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2006.

                                   PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information. During 2006, no shares of stock of the Company were listed or admitted for trading on any national exchange or on the over-the counter markets, and there was no established public trading market for our common stock. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of November 15, 2008, there were approximately 25 holders of record of our common stock. As of December 31, 2006, there were approximately 21 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans.

None.

Item 6.  Selected Financial Data.

The Company was in a development stage through the end of 2006 and had no income or assets during the period from its incorporation in 2000 through the end of 2006 covered by this report. Therefore, the information required by
Item 301 of Regulation S-K is omitted for that period as not material.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

During the year ended December 31, 2006, the Company engaged in no significant business activity and had no income. Our expenses were limited to fees and expenses related to administrative activities and to complying with the filing requirements of the federal securities laws.

Financial Highlights

Operating Expenses.

Our operating expenses for the years ended December 31, 2006 and 2005 were:

                                                    2006           2005
                                                    ----           ----
             Consulting expenses               $     --        $   5,250
             Professional expenses                 1,000             --
                                                   -------       --------
   Total operating expense                     $   1,000       $   5,250

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from a loan of $30,000 made to the Company in November 2007 by Leaddog Capital, LLP, an unrelated party and a second loan by Leaddog Capital, LP in August 2008 in the amount of $200,000. The Company had no capital resources during the year ended December 31, 2006.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements.

We do not believe the adoption of recent accounting pronouncements discussed in
Note 2 to the consolidated financial statements will have a significant impact on our results of operations, financial position, or cash flows.

Going Concern

The Companys ability to continue as a going concern remains dependent upon successful operation under our business plan and obtaining additional capital and financing. The Company currently has no revenue and minimal cash reserves. These factors, among others, may raise substantial doubt about its ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, and equity price risk and the normal risks associated with a start-up business. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. During the twelve months ended December 31, 2006, we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None during the fiscal year ended December 31, 2006.

Item 9A(T).  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our CEO and CFO as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our officers concluded that, as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control Over Financial Reporting Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2006, the Company's internal control over financial reporting was effective, based on those criteria.

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

Item 9B.  Other Information.

On December 1, 2005, the Company issued 750,000 shares of its common stock in payment and satisfaction of an account payable to CF Consulting, LLC in the amount of $1,750 owed for consulting services and the provision of office space to the Company for 2005. Also on December 1, 2005, the holder of the Series A Convertible Preferred Stock converted the shares into 1,350,000 shares of common stock, as provided in the Certificate of Designations of the preferred stock. As a result, there were 2,195,000 shares of common stock issued and outstanding as of December 31, 2006, and no preferred stock issued. No additional shares were issued thereafter until August 2008, and the Company engaged in no business activity until July 2008.

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

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2006 covered by this report, their ages and positions held in the Company, are listed below.

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

Item 11.  Executive Compensation.

CASH and OTHER COMPENSATION

For the years ended December 31, 2006 and 2005, the Company had not paid any executive officers or directors any cash and cash equivalent compensation directly. Mr. Hipple, as interim CEO and CFO, served in those capacities on a consulting basis, through CF Consulting, LLC, for no compensation. The Company had no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services, except for the professional fees to CF Consulting, LLC for preparing and filing the Companys SEC reports.

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2006 and 2005 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

Mr. Hipple is employed by CF Consulting LLC which provided various services to the Company in an amount equal to $5,250 in 2005 and $1,000 in 2006, either directly or through its predecessor, iTrustFinancial, Inc.

OPTION/SAR GRANTS

       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2006, Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2006.

EMPLOYEE STOCK COMPENSATION PLAN

None

COMPENSATION OF DIRECTORS

	The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

	No person entered into any employment or similar contract with the Company, during the year ended December 31, 2006.

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
409 Brevard Avenue
Cocoa, FL 32922

(1) Based on 2,195,000 shares outstanding at December 31, 2006.

 (2)	Dana Hipple is the owner of CF Consulting,, LLC, which and therefore may be considered the beneficial owner of the common shares owned by it. Ms. Hipple is the wife of Robert Hipple, our director and interim CEO and CFO during 2006, who disclaims any beneficial interest in the shares.

In August, 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. as a partial license fee payment and an additional 400,000 shares were issued under consulting agreements, resulting in a total of 17,895,000 common shares then being outstanding.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       During 2006 and 2005, the Company incurred administrative and accounting fees of approximately $1,000 and $5,250, respectively, for services performed by a company by which our then interim Company president was employed.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2006 or 2005. Mr. Hipple, the Company interim President and CEO/CFO during 2006, received no direct compensation from the Company. CF Consulting, LLC, through which Mr. Hipple served as interim CEO and CFO, and its predecessor, iTrustFinancial, Inc., was owed $ 6,000 and $1,750 for services performed and office space provided in 2006 and 2005. CF Consulting, LLC received 750,000 shares of common stock in payment for the amounts owed to it, and iTrustFinancial, Inc. received 135,000 shares of convertible preferred stock during the quarter ended September 30, 2005 for services previously rendered. There were no other transactions, or series of transactions, for the years ended December 31, 2006 or 2005, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted below.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $0 and $0, respectively.

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

*3.1.2 Amendment of the Articles of Incorporation to change the capital stock authorized to 100,000,000 shares of $0.0 01 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

4.2 Convertible Debenture issued to Leaddog Capital, LP dated August 297, 2008 for $200,000.

*10.1 License Agreement dated July 22, 2008 between the Company and Nasal Therapeutics, Inc.

*10.2  Consulting Agreement dated August 31, 2008 between the Company and
       FSR, Inc.

*10.3 Consulting Agreement dated August 31, 2008 between the Company and CF Consulting, LLC.

*      Previously filed.


INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2006 and 2005....................   F-2
	Statements of Operations for the years ended December 31, 2006
          and 2005 and cumulative from inception in April, 2000 .........   F-3
	Statements of Changes in Stockholders' Equity (Deficit) for the
	    years from inception in April, 2000 to December 31, 2006........  F-4
	Statements of Cash Flows for the years ended December 31, 2006 and
          2005 and cumulative from inception in April, 2000..............   F-5
	Notes to Financial Statements .....................................   F-6
FINANCIAL INFORMATION
Item 1.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Therabiogen, Inc.

We have audited the accompanying balance sheet of Therabiogen, Inc., a development stage company, as of December 31, 2006 and 2005 and the related statements of operations, stockholders equity and cash flows the years then ended and for the period from April 26, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therabiogen, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from April 26, 2000 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has had minimal operations to-date and has no assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
December 5, 2008



                               THERABIOGEN, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                            December 31,         December 31,
                                                2006	              2005
                                            --------------- -----------------
Assets:

Total Assets                              $            --                --
                                              ===========       ============
Liabilities and Stockholders
  Equity (Deficit)
  Current liabilities:
    Accounts payable                      $         1,000       $        --
    Related party loan                                 --                --
                                               -----------       ------------
     Total current Liabilities                      1,000                --
  Long term Liabilities:                               --                --
                                              -----------       ------------
Total Liabilities                                   1,000                --
                                              -----------       ------------
Commitments and contingencies

Stockholders Equity (Deficit):
  Common stock, par value $0.0001
    authorized 5,000,000 shares,
    issued 2,195,000 shares                          220                220
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    0 shares issued                                    --                --

  Additional paid-in capital                       17,335             17,335
  Accumulated deficit                             (18,555)           (17,555)
                                              ------------      -------------
  Total Stockholders Equity (Deficit):            (1,000)               --
                                              ------------      -------------
  Total Liabilities and
    Stockholders Equity (Deficit):       $            --       $        --
                                              ===========        ===========



The accompanying notes are an integral part of these financial statements.













                               THERABIOGEN, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                     For the years ended          Cumulative
                                         December 31,          from inception
                                    2006              2005     in April, 2000
                                 ----------       ----------- ---------------
Total income                   $       -         $   10,453   $    10,453

Operating expenses:
   General & administrative:
      Consulting expenses              -              5,250        28,008
      Professional fees             1,000                 -         1,000
                                 ----------       -----------   ------------
Total operating costs               1,000             5,250        29,008
                                 ----------       -----------   ------------
Net income (loss)              $   (1,000)        $   5,203    $  (18,555)
                                 ==========       ===========   ============
Basic and diluted net loss
   per common share            $   0.0005         $  0.0027
                                 ==========       ===========
Weighted number of common shares
   outstanding-basic            2,195,000          1,970,000
                                 ===========      ===========
Weighted number of common shares
    outstanding-diluted         2,195,000          1,970,000
                                 ===========      ===========

The accompanying notes are an integral part of these financial statements.



























                           THERABIOGEN, INC.
                    (A Development Stage Company)
              STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
            FROM INCEPTION IN APRIL 200O TO DECEMBER 31, 2006

                                                                                   Deficit
           							                      Additional  Accumulated
	  	                     Common Stock     Preferred Stock   Paid in        from
                               Shares     Amount  Shares     Amount Capital      Inception  Total
                            ------------------------------------------------------------------------
Balance at April 26, 2000            - $      -          -  $     -  $      -  $      -  $      -
Common stock issued
   for cash                 1,200,000      120                         1,380          -     1,500
Common stock issued
   for services               600,000       60           -        -      540          -       600
Common stock issued for cash   90,000        9           -        -    2,546          -     2,555
Net loss                            -        -           -        -        -     (2,780)   (2,780)
                            ------------------------------------------------------------------------
Balance, December 31, 2000  1,890,000      189          -         -    4,466     (2,780)    1,875
Common stock issued
   for cash                     5,000        1          -         -      149          -       150
Net loss                            -        -          -         -        -     (6,479)   (6,479)
                            ------------------------------------------------------------------------
Balance, December 31, 2001  1,895,000      190          -         -    4,615     (9,259)   (4,454)
Net loss                            -        -          -         -        -     (8,499)   (8,499)
                            ------------------------------------------------------------------------
Balance, December 31, 2002  1,895,000      190          -         -    4,615    (17,758)  (12,953)
                            ------------------------------------------------------------------------
Balance, December 31, 2003  1,895,000      190          -         -    4,615    (17,758)  (12,953)
Contributed capital                 -        -          -         -    5,000          -     5,000
Net loss                            -        -          -         -        -     (5,000)   (5,000)
                             -----------------------------------------------------------------------
Balance, December 31, 2004  1,895,000      190          -         -    9,615    (22,758)  (12,953)
Cancel common stock        (1,800,000)    (180)         -         -      180           -        -
Issue of preferred stock            -        -     135,000      14     5,986           -    6,000
Issue of common stock         750,000       75          -        -     1,675           -    1,750
Conversion of preferred     1,350,000      135    (135,000)    (14)     (121)          -        -
Net income                          -        -          -        -         -       5,203    5,203
                            ------------------------------------------------------------------------
Balance, December 31, 2005  2,195,000      220          -        -    17,335     (17,555)       -
Net loss                            -        -          -        -         -      (1,000)  (1,000)
                            ------------------------------------------------------------------------
Balance. December 31, 2006  2,195,000  $   220          -    $   -   $17,335    $(18,555) $(1,000)
                             ======================================================================

                     See notes to financial statements





























                            THERABIOGEN, INC.
                    (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2006 and 2005
                    AND FROM INCEPTION IN APRIL 2000

                                          For the years ended   From inception
                                              December 31,       in April,
                                            2006       2005        2000
                                         ----------  ---------   ---------
Cash flows from operating activities:

    Net income (loss) from operations   $   5,203    $  5,203    $ (18,555)
Adjustments to reconcile net income
    (loss)to net cash used in
    operating activities:
    Stock issued for services               7,750       7,750        8,350
    Accounts payable                        1,000     (11,953)       1,000
    Related party loan                          -      (1,000)          -
                                          --------    --------    ---------
Net cash used in operating activities           -           -       (9,205)
                                          --------    --------    ---------
Cash flow from financing activities:
Net proceeds from issuance of common
    stock                                       -           -        4,205
Capital contribution                            -       5,000        5,000
                                          --------    --------    ---------
Net cash provided by financing
    activities                                  -       5,000        9,205
                                          --------    --------    ---------
Net increase (decrease) in cash                 -           -           -
Cash, beginning of period                       -           -           -
                                          --------    --------    ---------
Cash, end of period                      $      -    $      -     $     -
                                          ========    ========    =========
















The accompanying notes are an integral part of these financial statements.




                             THERABIOGEN, INC.
                     (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

TheraBiogen, Inc. (the Company) a Nevada corporation, was organized on April 26, 2000 as Terra Trema, Inc. and is a development stage company. It has not engaged in any operating business activity through the period ending December 31, 2006. As a result of the licensing of the THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief products in July 2008, the Company is no longer a shell company and filed the necessary information regarding the change of its status in the Form 10-K report for the year ended December 31, 2005.

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

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United
States of America for annual financial information and the instructions to Form 10-K. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of December 31, 2006 and 2005, and its results of operations and cash flows for the years ended December 31, 2006 and 2005.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company has been a development stage company and had no operations and limited financial and other resources during the year ended December 31, 2006. This and lack of capital raised substantial doubt about the Company's ability to continue as a going concern at that time.

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

The Company engaged in no significant business activity in 2006 or 2007 and had minimal expenses during that period. In November, 2007, the Company borrowed the sum of $30,000 from Leaddog Capital, LP issuing a 2 year,
                             THERABIOGEN, INC.
                     (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (CONTINUED)

convertible debenture at 4 percent interest, convertible into 4,200,000 shares of its common stock, at the discretion of the holder during the term of the debenture, and automatically at maturity. The funds were used to reinstate the Company to good standing with its State of incorporation (Nevada) and for working capital.

The shares of the Companys common stock do not currently trade on any market or exchange.

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

Property and Equipment

The Company had no property or equipment during 2006.

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Companys financial statements compared to the tax returns.

At December 31, 2006, the Company has approximately $18,500 of net operating carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382. No income tax provision is presented in the accompanying financial statements as a result of the utilization of net


                            THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

operating loss carry forwards and change in the valuation allowance.

Advertising and marketing costs

Advertising and marketing costs will be expensed as incurred. Advertising and marketing expense was $0 and $0 for the years ending December 31, 2006 and 2005, respectively.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At December 31, 2006, the Company did not have cash on deposit exceeding the insured limit. The ability of the Company to collect amounts due from customers may be affected by economic fluctuations in each of the Companys customers geographic locations. To date, the Company has had no significant bad debt losses, and therefore does not maintain any reserve for bad debts.

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


                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

method and the average market price per share during the year. No common share equivalents were outstanding during 2006 and 2005.

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

Comprehensive Income (Loss)

FAS No. 130, Reporting Comprehensive Income, establishes guidelines for all items are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net income (loss) and comprehensive net income (loss) as defined in the statement.





                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3. EQUITY TRANSACTIONS

  In April 2000, the Company issued 1,200,000 shares of common stock to its then president in exchange for cash of $1,500.

  In April 2000, the Company issued 600,000 shares of common stock in exchange for legal services valued at $600 (Note 3).


                             THERABIOGEN, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

NOTE 3. EQUITY TRANSACTIONS (continued)


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

	In August 2008, 400,000 shares of common stock were issued to two consultants for consulting services rendered and to be rendered to the Company. In September 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. of Long Beach, California, as part of the license payment for the licensing rights to the THERAMAX products. These shares were valued at $0.144 per share, based on the valuation of the license as agreed with Nasal Therapeutics, Inc. at the time the license was executed. The parties negotiated and agreed on a total value of the license, exclusive of future royalties, equal to $2,353,200, of which $150,000 was represented by the cash payment made, and the balance, $2,203,200, by the 15,3000,000 shares of common stock of the Company.

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

During the year ended December 31, 2004, the Company received consulting services from iTrustFinancial, Inc. in the amount of $2,500 in

                             THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                              (Unaudited)

NOTE 4   RELATED-PARTY TRANSACTIONS    (Continued)

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



                             THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                              (Unaudited)

NOTE 5   CURRENT OPERATIONS    (Continued)

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Companys common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.00 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc.








































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