Form 10-Q
period 2007-03-31
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 2007

                                or

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 5

Item 5.  OTHER INFORMATION ............................................... 6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 10


Signatures .............................................................. 10


























Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                  March 31,  December 31,
                                                    2007         2006
                                                (Unaudited)   (Audited)
ASSETS

Total assets                                    $     --       $     --
                                                  ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                     1,000        1,000
                                                  ---------     ----------

Total liabilities                                    1,000        1,000


STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  no shares issued                --            --
Common stock, $.0001 par value; 10,000,000 shares
          authorized; 2,195,000 shares issued and
          outstanding                                   220         220

Additional paid-in capital                           17,335      17,335

Deficit accumulated during the development stage    (18,555)    (18,555)
                                                   ---------    -----------
Total stockholders' equity (deficit)                 (1,000)     (1,000)
                                                   ---------    -----------
Total liabilities and stockholders' equity
         (deficit                                $     --       $    --
                                                   =========    ===========









            See accompanying notes to financial statements.






                              THERABIOGEN, INC.
                       (A Development Stage Company)
                         Statement of income (Loss)
                               (UNAUDITED)

                                     For the three    Cumulative
                                      months ended  from inception
                                        March 31,       April,
                                    2007       2006      2000
                                  ---------- ---------  ---------
INCOME                          $     -     $    -     $ 10,453

EXPENSES
General and Administrative
    expenses                          -          -       29,008
			       	    ---------  ---------  ---------
NET INCOME (LOSS) BEFORE INCOME       -          -      (18,555)
TAXES (BENEFITS)

INCOME TAXES (BENEFITS)                 -        -            -
                                  ---------  ---------  ---------
NET INCOME (LOSS)                $      -    $   -     $(18,555)
                                  =========  =========  =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)              2,195,000    2,195,000
                                 =========    =========
NET GAIN (LOSS) PER SHARE
  (BASIC AND DILUTED)            $    0.00    $    0.00
                                  ========    =========















See accompanying notes to financial statements.










                            THERABIOGEN, INC.
                     (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         March 31, 2007 and 2006
              and cumulative from inception at April, 2000
                           to March 31, 2007

                                               For the three   Cumulative
                                                months ended  from inception
                           		             March 31,       April,
                                             2007        2006     2000

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                 	  $     -   $     -  $(18,555)

   Adjustments to reconcile net loss to net cash used by operating activities

   Stock issued for services                      -          -     8,350
   Accounts payable and accrued expenses          -          -     1,000
                                   		   ---------  -------- ---------
 NET CASH USED BY OPERATING ACTIVITES             -          -    (9,205)
                               		   ---------  -------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock		              -          -     4,205
    Capital contribution                          -          -     5,000
                               		   ---------  -------- ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         -          -     9,205
                              		   ---------  --------- --------

NET INCREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                                 -          -        -

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			        -          -        -
                               		    ---------         ---------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	  $     -     $    - $      -
                               		    =========  ======= ========

SUPPLEMENTAL DISCLOSURES
    Interest paid              		  $     -           $      -
    Income taxes paid          		  $     -           $      -
                               		    ---------         ---------

See accompanying notes to financial statements.








                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   MARCH 31, 2007 AND 2006 (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of March 31, 2007, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended March 31, 2007. This and the lack of capital raised substantial doubt about the Company's ability to continue as a going
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006
                              (Unaudited)

NOTE 2. EQUITY TRANSACTIONS (continued)

issued and outstanding and 135,000 shares of Series A Voting Convertible Preferred stock issued and outstanding.

     On December 1, 2005, the Series A Convertible Preferred Stock was converted by the then holder into 1,350,000 shares of common stock and 750,000 shares of common stock were issued in payment of an account payable in the amount of $1,750 for services rendered during 2005 in maintaining the corporate financial records and for other administrative services. As of December 31, 2006, therefore, there were 2,195,000 shares of common stock and no preferred stock outstanding.

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

  During the period ended December 31, 2004, the Company received consulting services from iTrustFinancial, Inc. in the amount of $2,500 in connection with the preparation and filing of its periodic reports with the SEC. During the period ended July 31, 2005, iTrustFinancial, Inc. provided additional consulting services to the Company, for which it billed the Company in July 2005 in the amount of $3,500. The total amount due to iTrustFinancial, as of July 31, 2005 was $6,000. That amount was converted into 135,000 shares of preferred stock in September, 2005. The preferred stock was convertible into common stock of the Company in the ratio of 10 shares of common stock for each share of preferred stock, and the preferred stock voted on a par with the common shares, with the preferred shares having the same number of votes as the number of common shares into which they may be converted.

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS  (continued)

other areas. Nasal Therapeutics, Inc. is a U.S. based pharmaceutical company dedicated to the production and marketing of homeopathic nasal products for a variety of human conditions. That company is led by Dr. Charles Hensley, co-founder of Zicam, LLC (formerly Geltech, LLC) and the inventor of the homeopathic nasal spray, ZICAM cold remedy. With the launch of ZICAM, Dr. Hensley and his co-workers changed the marketing and product placement paradigm for homeopathic drugs in the United States.

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

General

         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. As of March 31, 2007, the Company had not yet identified a potential merger or acquisition candidate. As of the date of this report, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy
Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. See, ITEM 5. Other Information, for an explanation of the license. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000, 000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

Expenses for the three months ended March 31, 2007 and March 31, 2006.

         Expenses for the three months ended March 31, 2007 were $ 0 as compared to $ 0, for the same period ended March 31, 2006.

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	No additional shares of common or preferred stock were issued by the Company during the fiscal years ended December 31, 2006 or December 31, 2007. In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding on November 26, 2008 and 2,195,000 shares issued as of March 31, 2007.

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