Form 10-Q
period 2007-06-30
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

`                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2007

                                or

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 5

Item 5.  OTHER INFORMATION ............................................... 6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 10


Signatures .............................................................. 10




Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                                June 30,       December 31,
                                                 2007             2006
                                               (Unaudited)      (Audited)
                                              ------------     ------------
ASSETS

Total assets                                $     --            $      --
                                              ========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Accounts payable                                1,000                1,000
                                              --------            ---------

Total liabilities                               1,000                1,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000
   shares authorized; no shares issued             --                   --
Common stock, $.0001 par value; 10,000,000
   shares authorized; 2,195,000 shares issued
   and outstanding                                220                  220

Additional paid-in capital                     17,335               17,335

Deficit accumulated during the development
    stage                                     (18,555)             (18,555)
                                              --------             ---------
Total stockholders' equity (deficit)           (1,000)              (1,000)
                                              --------             ---------
Total liabilities and stockholders' equity
         (deficit                            $     --             $     --
                                              =========            =========












            See accompanying notes to financial statements.


                              THERABIOGEN, INC.
                       (A Development Stage Company)
                         Statement of income (Loss)
                               (UNAUDITED)

                          For the three       For the six      Cumulative
                           months ended       months ended    from inception
                              June 30,           June 30,       in April
                          2007       2006     2007       2006      2000
                        --------  --------  --------  --------  -----------
INCOME                 $     -   $    -     $      -  $      -  $ 10,453

EXPENSES
General and
administrative expenses      -        -            -         -   (29,008)
			      --------  --------  --------  --------  -----------
NET INCOME (LOSS) BEFORE
INCOME TAXES (BENEFITS)       -       -            -         -   (18,555)

INCOME TAXES (BENEFITS)       -       -            -         -         -
                        --------  --------  --------  ---------  ----------
NET INCOME (LOSS)      $      -   $   -      $     -  $      -   $(18,555)
                       =========  ========  ========  =========  ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING
(BASIC AND DILUTED)    2,195,000 2,195,000  2,195,000 2,195,000
                       ========= ========== ========= =========
NET GAIN (LOSS) PER
SHARE
(BASIC AND DILUTED)    $    0.00  $  0.00   $   0.00  $   0.00
                        ========  =========  ======== =========















See accompanying notes to financial statements.








                            THERABIOGEN, INC.
                     (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         June 30, 2007 and 2006
                    and from inception at April, 2000
                            to June 30, 2007

                                           For the six months   Cumulative
                                             ended June 30,   from inception
                                            2007      2006    at April, 2000
                                          --------  --------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                   $       -  $      -  $  (18,555)

   Adjustments to reconcile net loss to net
     cash used by operating activities
   Stock issued for services                     -         -       8,350
   Accounts payable and accrued expenses         -         -       1,000
                                   		 --------  --------   ---------
 NET CASH USED BY OPERATING ACTIVITES            -         -      (9,205)
                               		 --------  --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock		             -         -       4,205
    Capital contribution                         -         -       5,000
                               		 --------  --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        -         -       9,205
                              		 --------  --------   ---------

NET INCREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                                -         -           -

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			       -         -           -
                               		  --------  --------  ----------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	$      -    $    -   $       -
                               		  ========  ========  ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid              		$      -    $    -
    Income taxes paid          		$      -    $    -
                               		   ========  ========

See accompanying notes to financial statements.










                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2007 AND 2006
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of June 30, 2007 the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2007, and its results of operations and cash flows for the six months ended June 30, 2007. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended June 30, 2007. This and the lack of capital raised

                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2007 AND 2006
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  In connection with private placements of its common stock, the Company issued an aggregate of 95,000 shares of common stock in exchange for cash aggregating $2,700 in the year ended December 31,2000.

  On October 1, 2005, 1,200,000 common shares issued to the Company?s former president in April 2000, which were considered to be founders? shares, were cancelled and the shares were returned to the Company. In addition, the 600,000 shares issued for services in April 2000 also were cancelled by the subsequent holder and returned to the Company on October 1, 2005. On September 30, 2005 a total of $6,000 in accounts payable for services rendered to the Company were converted to convertible preferred shares in the Company. A total of 135,000 Series A Convertible Preferred shares were issued to iTrustFinancial, Inc. in payment of the accounts payable, representing fees and expenses incurred in the preparation and filing of the Company?s delinquent quarterly and annual reports for prior


                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2007 AND 2006
                              (Unaudited)

NOTE 2. EQUITY TRANSACTIONS (continued)

periods. As of October 1, 2005, there were 95,000 shares of common stock issued and outstanding and 135,000 shares of Series A Voting Convertible Preferred stock issued and outstanding.

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

	In August 2008, 400,000 shares of common stock were issued to two consultants for consulting services rendered and to be rendered to the Company. In September 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. of Long Beach, California, as part of the license payment for the licensing rights to the XCAM? products.

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

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2007 AND 2006
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS    (Continued)

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


Item 2. Management?s Discussion and Analysis or Plan of Operation

         Statements contained in this Plan of Operation of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-KSB for the year ended December 31, 2006 for a description of certain of the known risks and uncertainties of the Company.)

General

         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. As of June 30, 2007, the Company had not yet identified a potential merger or acquisition candidate. As of the date of this report, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. See, ITEM 5. Other Information, for an explanation of the license. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

Expenses for the six months ended June 30, 2007 and June 30, 2006.

         Expenses for the six months ended June 30, 2007 were $ 0 as compared to $ 0, for the same period ended June 30, 2006.

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	No additional shares of common or preferred stock were issued by the Company during the fiscal years ended December 31, 2006 or December 31, 2007. In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding on November 26, 2008 and 2,195,000 at June 30, 2007.

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