Form 10-Q
period 2007-09-30
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2007

                                or

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


Signatures .............................................................. 10



























Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                              September 30     December 31,
                                                  2007            2006
                                               (Unaudited)      (Audited)
                                              --------          ----------
ASSETS

Total assets                                $    --              $      --
                                              ========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Accounts payable                                1,000                1,000
                                              --------            ---------

Total liabilities                               1,000                1,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000
   shares authorized;  no shares issued           --                    --
Common stock, $.0001 par value; 10,000,000
   shares authorized; 2,195,000 shares issued
   and outstanding                                220                  220

Additional paid-in capital                     17,335               17,335

Deficit accumulated during the development
    stage                                     (18,555)             (18,555)
                                              --------             ---------
Total stockholders' equity (deficit)           (1,000)              (1,000)
                                              --------             ---------
Total liabilities and stockholders' equity
         (deficit                            $     --             $     --
                                              =========            =========










            See accompanying notes to financial statements.




                             THERABIOGEN, INC.
                       (A Development Stage Company)
                         Statement of income (Loss)
                               (UNAUDITED)


                          For the three       For the nine     Cumulative
                           months ended       months ended    from inception
                           September 30,      September 30,      in April
                          2007       2006     2007       2006      2000
                        --------  --------  --------  --------  -----------
INCOME                 $     -   $    -     $      -  $      -  $ 10,453

EXPENSES
General and
administrative expenses      -        -            -         -    29,008
			      --------  --------  --------  --------  -----------
NET INCOME (LOSS) BEFORE
INCOME TAXES (BENEFITS)       -       -            -         -   (18,555)

INCOME TAXES (BENEFITS)       -       -            -         -         -
                        --------  --------  --------  ---------  ----------
NET INCOME (LOSS)      $      -   $   -     $      -  $      -   $(18,555)
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










                            THERABIOGEN, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                        September 30, 2007 and 2006
                     and from inception at April 2000
                         to September 30, 2007


                                         For the nine months    Cumulative
                                         ended September 30,  from inception
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










                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007 AND 2006
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of September 30, 2007, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2007, and its results of operations and cash flows for the nine months ended September 30, 2007. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended September 30, 2007. This and the lack of capital raised
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007 AND 2006
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


                             THERABIOGEN, INC.
                      NOTES TO FINANCIAL STATEMENTS
                      (A Development Stage Company)
                       SEPTEMBER 30, 2007 AND 2006
                              (Unaudited)

NOTE 2. EQUITY TRANSACTIONS (continued)

periods. As of October 1, 2005, there were 95,000 shares of common stock issued and outstanding and 135,000 shares of Series A Voting Convertible Preferred stock issued and outstanding.

     On December 1, 2005, the Series A Convertible Preferred Stock was converted by the then holder into 1,350,000 shares of common stock and 750,000 shares of common stock were issued in payment of an account payable in the amount of $1,750 for services rendered during 2005 in maintaining the corporate financial records and for other administrative services. As of December 31, 2005, and September 30, 2007, therefore, there were 2,195,000 shares of common stock and no preferred stock outstanding.

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











Item 2. Management?s Discussion and Analysis or Plan of Operation

         Statements contained in this Plan of Operation of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-K for the year ended December 31, 2006 for a description of certain of the known risks and uncertainties of the Company.)

General

         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. As of September 30, 2007, the Company had not yet identified a potential merger or acquisition candidate. As of the date of this report, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. See, ITEM 5. Other Information, for an explanation of the license. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

Expenses for the nine months ended September 30, 2007 and September 30, 2006.

         Expenses for the nine months ended September 30, 2007 were $ 0 as compared to $ 0, for the same period ended September 30, 2006.

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable.

ITEM 2   -   Unregistered Sales of Equity Securities and Use of Proceeds.

	During the quarter ended September 30, 2007, the Company did not issue any common shares. As a result, there were 2,195,000 shares of common stock outstanding on September 30, 2007.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended September 30, 2007

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