Form 10-K
period 2007-12-31
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2007

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

	The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of December 31, 2007 was 2,195,000 shares and as of November 26, 2008 was 17,895,000 shares.

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

                                    PART I
Item 1.  Business.

General development of business

The Company was incorporated under the Nevada General Corporation Law in April, 2000 as Terra Trema, Inc., The Company was formed to develop operating opportunities through business combinations or mergers. As of December 31, 2007, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

During the fiscal year ended December 31, 2007, the Company did not engage in any merger or acquisition activity, or the acquisition or disposition of any material asset, or any other business activity. The business of the Company was limited to engaging in the due diligence necessary to locate suitable merger candidates for the Company.

Financial information about market segments.

The Company did not engage in any significant activity in 2007 and, therefore, has no market segment information. All material information regarding the activities of the Company is reflected in the financial statements included in this report.

Narrative description of business.

During the fiscal year ended December 31, 2007, the Company did not engage in any significant business activity.

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

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans to market the TheraMax products. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of its business model. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

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

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2007.

                                   PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information. During 2007, no shares of stock of the Company were listed or admitted for trading on any national exchange or on the over-the counter markets, and there was no established public trading market for our common stock. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of November 15, 2008, there were approximately 25 holders of record of our common stock. As of December 31, 2007, there were approximately 21 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans.

None.
Item 6.  Selected Financial Data.

The Company was in a development stage through the end of 2007 and had no income or assets during the period from its incorporation in 2000 through the end of 2007 covered by this report. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

During the year ended December 31, 2007, the Company engaged in no significant business activity and had no income. Our expenses were limited to fees and expenses related to administrative activities and to complying with the filing requirements of the federal securities laws.

Financial Highlights

Operating Expenses.

Our operating expenses for the years ended December 31, 2006 and 2005 were:

                                                    2007           2006
                                                    ----           ----
             Consulting expenses               $   1,000       $   1,000
                                                   -------       --------
   Total operating expense                     $   1,000       $   1,000

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from a loan of $30,000 made to the Company in November 2007 by Leaddog Capital, LLP, an unrelated party. The Company had no other capital resources during the year ended December 31, 2007.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, and equity price risk and the normal risks associated with a start-up business. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. During the twelve months ended December 31, 2007, we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None during the fiscal year ended December 31, 2007.

Item 9A(T).  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our CEO and CFO as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our officers concluded that, as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control Over Financial Reporting Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2007, the Company's internal control over financial reporting was effective, based on those criteria.

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

Item 9B.  Other Information.

On December 1, 2005, the Company issued 750,000 shares of its common stock in payment and satisfaction of an account payable to CF Consulting, LLC in the amount of $1,750 owed for consulting services and the provision of office space to the Company for 2005. Also on December 1, 2005, the holder of the Series A Convertible Preferred Stock converted the shares into 1,350,000 shares of common stock, as provided in the Certificate of Designations of the preferred stock. As a result, there were 2,195,000 shares of common stock issued and outstanding as of December 31, 2007, and no preferred stock issued. No additional shares were issued thereafter until August 2008, and the Company engaged in no business activity until July 2008.

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

Under the terms of the License Agreement, the Company issued 15,300,000 shares of its common stock to Nasal Therapeutics, Inc. on September 2, 2008 and paid Nasal Therapeutics, Inc. the sum of $150,000, as an initial license fee. There is also an annual license fee of $100, payable on September 1 of each subsequent year of the license, which has a 20 year term. The shares of common stock issued to Nasal Therapeutics, Inc. were valued at $0.144 per share resulting in the cost of the license being $2,353,200, including the $150,000 cash payment and the value of the stock issued. This total license cost will be amortized over the twenty year life of the license.

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

Steven Hensley, Chairman
Kelley T. Hickel
Phillip Foreman
Boris Rubizhevsky
Richard Pyo

STEVEN HENSLEY started his business career in his early twenties by taking over the management duties of his family-owned board and care facility. Eventually, Mr. Hensley took over the board and care operation, became a licensed administrator and bought the business. By the time he was thirty four years of age, he had built the facility into one of the finest facilities in Northern California specializing in the aged, disabled, and mentally handicapped. Mr. Hensley also worked with protective services, Red Cross, and hospital discharge to create emergency services for the local community. At the age of forty five, Mr. Hensley left the board and care business to pursue his interest in organic pharmacology and to study the effect of natural cures for several human ailments that included depression, anxiety, and other mental and physical disabilities. He currently works with his brother, Charles Hensley at Hensley Group, Inc., a venture capital organization with holdings in such diverse sectors as pharmaceuticals, biotechnology, cosmetics, property development, music and film.

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

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS
	The persons who served as directors and executive officers of the Company through the period ending December 31, 2007 covered by this report, their ages and positions held in the Company, are listed below.

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

Item 11.  Executive Compensation.

CASH and OTHER COMPENSATION

For the years ended December 31, 2007 and 2006, the Company had not paid any executive officers or directors any cash and cash equivalent compensation directly. Mr. Hipple, as interim CEO and CFO, served in those capacities on a consulting basis, through CF Consulting, LLC, for no compensation. The Company had no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services, except for the professional fees to CF Consulting, LLC for preparing and filing the Companys SEC reports.

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2007 and 2006 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

Mr. Hipple is employed by CF Consulting LLC which provided various services to the Company in an amount equal to $1,000 in 2007 and $1,000 in 2007.

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

EMPLOYMENT CONTRACTS

	No person entered into any employment or similar contract with the Company, during the year ended December 31, 2007.

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

   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class(1)
------------------------------------------------------------------------------
Robert Hipple		   Director, CEO/CFO	   --                --
409 Brevard Avenue         Secretary/Treasurer
Cocoa, Fl 32922

*All directors & officers		               --                --
 as a group (5 persons)

CF Consulting, LLC                             750,000              34.2
409 Brevard Avenue
Cocoa, FL 32922

Dana Hipple (1)                              1,350,000              61.5
409 Brevard Avenue
Cocoa, FL 32922

(1)	Based on 2,195,000 shares outstanding at December 31, 2007.

 (2)	Dana Hipple is the owner of CF Consulting,, LLC, which and therefore may be considered the beneficial owner of the common shares owned by it. Ms. Hipple is the wife of Robert Hipple, our director and interim CEO and CFO during 2007, who disclaims any beneficial interest in the shares.

In August, 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. as a partial license fee payment and an additional 400,000 shares were issued under consulting agreements, resulting in a total of 17,895,000 common shares then being outstanding.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       During 2007 and 2006, the Company incurred administrative and accounting fees of approximately $1,000 and $1,000 for services performed by a company by which our then interim Company president was employed.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2006 or 2005. Mr. Hipple, the Company interim President and CEO/CFO during 2006, received no direct compensation from the Company. CF Consulting, LLC through which Mr. Hipple served as interim CEO and CFO, and its predecessor, iTrustFinancial, Inc., was owed $6,000 and $1,750 for services performed and office space provided in 2006 and 2005. CF Consulting, LLC received 750,000 shares of common stock in payment for the amounts owed to it, and iTrustFinancial received 135,000 shares of convertible preferred stock during the quarter ended September 30, 2005 for services previously rendered. There were no other transactions, or series of transactions, for the years ended December 31, 2007 or 2006, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted below.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $0 and $0, respectively.

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

*3.1.2 Amendment of the Articles of Incorporation to change the capital stock authorized to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

4.2 Convertible Debenture issued to Leaddog Capital, LP dated August 297, 2008 for $200,000.

*10.1 License Agreement dated July 22, 2008 between the Company and Nasal Therapeutics, Inc.

*10.2  Consulting Agreement dated August 31, 2008 between the Company and
       FSR, Inc.

*10.3 Consulting Agreement dated August 31, 2008 between the Company and CF Consulting, LLC.

*      Previously filed.


INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2007 and 2006....................   F-2
	Statements of Operations for the years ended December 31, 2007
          and 2006 and cumulative from inception in April, 2000 .........   F-3
	Statements of Changes in Stockholders' Equity (Deficit) from
          inception in April, 2000 to December 31, 2007..................   F-4
	Statements of Cash Flows for the years ended December 31, 2007 and
          2006 and cumulative from inception in April, 2000..............   F-5
	Notes to Financial Statements .....................................   F-6












FINANCIAL INFORMATION
Item 1.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Therabiogen, Inc.

We have audited the accompanying balance sheet of Therabiogen, Inc., a development stage company, as of December 31, 2007 and 2006 and the related statements of operations, stockholders equity and cash flows the years then ended and for the period from April 26, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therabiogen, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from April 26, 2000 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
December 5, 2008



                               THERABIOGEN, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS
                                            December 31,        December 31,
                                               2007	              2006
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $        30,000       $        --
                                              -----------       ------------
Total Assets                              $        30,000       $        --
                                              ===========       ============
Liabilities and Stockholders
  Equity (Deficit)
  Current liabilities:
    Accounts payable                      $         2,000       $      1,000
                                              -----------       ------------
     Total current Liabilities                      2,000              1,000

  Long term Liabilities:
     Convertible debenture                         30,000                --
                                              -----------       ------------
Total Liabilities                                  32,000              1,000
                                              -----------       ------------
Commitments and contingencies

Stockholders Equity (Deficit):
  Common stock, par value $0.0001
    authorized 5,000,000 shares,
    issued 2,195,000 shares                           220                220
  Convertible preferred stock, par value
    $0.0001, authorized 5,000,000 shares,
    no shares issued                                   --                --

  Additional paid-in capital                       17,335             17,335
  Deficit accumulated during development stage    (19,555)           (18,555)
                                              ------------      ------------
  Total Stockholders Equity (Deficit):            (2,000)            (1,000)
                                              ------------      ------------
  Total Liabilities and
    Stockholders Equity (Deficit):       $        30,000       $        --
                                              ===========        ===========



The accompanying notes are an integral part of these financial statements.












                               THERABIOGEN, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                     For the years ended          Cumulative
                                         December 31,          from inception
                                    2007              2006     in April, 2000
                                 ----------       ----------- ---------------
Total income                   $       -         $        -   $    10,453

Operating expenses:
   General & administrative:
      Consulting expenses           1,000             1,000        30,008
                                 ----------       -----------   ------------
Total operating costs               1,000             1,000        30,008
                                 ----------       -----------   ------------
Net income (loss)              $   (1,000)        $  (1,000)   $  (19,555)
                                 ==========       ===========   ============
Basic and diluted net loss
   per common share            $  (0.0005)        $ (0.0005)
                                 ==========       ===========
Weighted number of common shares
   outstanding-basic            2,195,000          2,195,000
                                 ===========      ===========
Weighted number of common shares
    outstanding-diluted         2,195,000          2,195,000
                                 ===========      ===========




The accompanying notes are an integral part of these financial statements.

























                           THERABIOGEN, INC.
                    (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
            FROM INCEPTION IN APRIL 2000 TO DECEMBER 31, 2007

                                                                                Deficit
           							     Additional   Accumulated
	  	                Common Stock    Preferred Stock   Paid in          from
                             Shares     Amount    Shares     Amount  Capital   Inception   Total
                            --------------------------------------------------------------------
Balance at April 26, 2000            -        -          -        -         -         -      -
Common stock issued
   for cash                 1,200,000      120                         1,380          -   1,500
Common stock issued
   for services               600,000       60           -        -      540          -     600
Common stock issued for cash   90,000        9           -        -    2,546          -   2,555
Net loss                            -        -           -        -        -    (2,780)  (2,780)
                            --------------------------------------------------------------------
Balance, December 31, 2000  1,890,000      189          -         -    4,466     (2,780)  1,875
Common stock issued
   for cash                     5,000        1          -         -      149          -     150
Net loss                            -        -          -         -        -     (6,479) (6,479)
                            --------------------------------------------------------------------
Balance, December 31, 2001  1,895,000      190          -         -    4,615     (9,259) (4,454)
Net loss                            -        -          -         -        -     (8,499) (8,499)
                            --------------------------------------------------------------------
Balance, December 31, 2002  1,895,000      190          -         -    4,615    (17,758)(12,953)
                            --------------------------------------------------------------------
Balance, December 31, 2003  1,895,000      190          -         -    4,615    (17,758)(12,953)
Contributed capital                 -        -          -         -    5,000          -   5,000
Net loss                            -        -          -         -        -     (5,000) (5,000)
                             -------------------------------------------------------------------
Balance, December 31, 2004  1,895,000      190          -         -    9,615    (22,758)(12,953)
Cancel common stock        (1,800,000)    (180)         -         -      180           -     -
Issue of preferred stock            -        -     135,000      14     5,986           -  6,000
Issue of common stock         750,000       75          -        -     1,675           -  1,750
Conversion of preferred     1,350,000      135    (135,000)    (14)     (121)          -     -
Net income                          -        -          -        -         -       5,203  5,203
                            --------------------------------------------------------------------
Balance, December 31, 2005  2,195,000      220          -        -    17,335     (17,555)    -
Net loss                           -        -          -        -         -      (1,000) (1,000)
                            --------------------------------------------------------------------
Balance. December 31, 2006  2,195,000      220          -        -    17,335     (18,555)(1,000)
Net loss                            -        -          -        -         -      (1,000)(1,000)
                            --------------------------------------------------------------------
Balance, December 31, 2007  2,195,000      220          -        -    17,335     (19,555)(2,000)
                            ====================================================================


               The accompanying notes are an integral part of
                        these financial statements











                            THERABIOGEN, INC.
                    (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2007 and 2006
                    AND FROM INCEPTION IN APRIL 2000

                                        For the years ended   From inception
                                              December 31,       in April,
                                            2007       2006        2000
                                         ----------  ---------   ---------
Cash flows from operating activities:

    Net income (loss) from operations   $  (1,000)   $ (1,000)   $ (19,555)
Adjustments to reconcile net income
    (loss)to net cash used in
    operating activities:
    Stock issued for services                   -           -        8,350
    Accounts payable                        1,000       1,000        2,000
                                          --------    --------    ---------
Net cash used in operating activities           -           -       (9,205)
                                          --------    --------    ---------
Cash flow from financing activities:
Net proceeds from issuance of common
    stock                                       -           -        4,205
Capital contribution                            -           -        5,000
Proceeds of convertible debenture          30,000           -       30,000
                                          --------    --------    ---------
Net cash provided by financing
    activities                             30,000           -       39,205
                                          --------    --------    ---------
Net increase (decrease) in cash            30,000           -       30,000
Cash, beginning of period                       -           -           -
                                          --------    --------    ---------
Cash, end of period                      $ 30,000    $      -     $ 30,000
                                          ========    ========    =========











The accompanying notes are an integral part of these financial statements.









                             THERABIOGEN, INC.
                     (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

TheraBiogen, Inc. (the Company) a Nevada corporation, was organized on April 26, 2000 as Terra Trema, Inc. and is a development stage company. It has not engaged in any operating business activity through the period ending December 31, 2007. As a result of the licensing of the THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief products in July 2008, the Company is no longer a shell company and filed the necessary information regarding the change of its status in the Form 10-K report for the year ended December 31, 2005.

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

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United
States of America for annual financial information and the instructions to Form 10-K. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of December 31, 2007 and 2006, and its results of operations and cash flows for the years ended December 31, 2007 and 2006.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company has been a development stage company and had no operations and limited financial and other resources during the year ended December 31, 2007. This and lack of capital raised substantial doubt about the Company's ability to continue as a going concern at that time.

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

                             THERABIOGEN, INC.
                     (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

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

Property and Equipment

The Company had no property or equipment during 2007.

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

At December 31, 2007, the Company has approximately $19,500 of net operating carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382. No income tax provision is presented in the accompanying financial statements as a result of the utilization of net

                            THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

operating loss carry forwards and change in the valuation allowance.

Advertising and marketing costs

Advertising and marketing costs will be expensed as incurred. Advertising and marketing expense was $0 and $0 for the years ending December 31, 2007 and 2006, respectively.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At December 31, 2007, the Company did not have cash on deposit exceeding the insured limit. The ability of the Company to collect amounts due from customers may be affected by economic fluctuations in each of the Companys customers geographic locations. To date, the Company has had no significant bad debt losses, and therefore does not maintain any reserve for bad debts.

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


                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

method and the average market price per share during the year. No common share equivalents were outstanding during 2007 and 2006.

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





                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Financial instruments.

The fair values of all financial instruments approximate their carrying values.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

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

  In April 2000, the Company issued 600,000 shares of common stock in




                             THERABIOGEN, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

NOTE 3. EQUITY TRANSACTIONS (continued)

exchange for legal services valued at $600 (Note 3).

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

During the year ended December 31, 2004, the Company received consulting services from iTrustFinancial, Inc. in the amount of $2,500 in

                             THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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




                             THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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