Form 10-Q
period 2008-03-31
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

`                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 2008

                                or

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 5

Item 5.  OTHER INFORMATION ............................................... 6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 10


Signatures .............................................................. 10




Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  March 31,  December 31,
                                                    2008         2007
                                                (Unaudited)   (Audited)
ASSETS
Cash and cash equivalents                       $      --      $  30,000
                                                   --------      ---------
Total assets                                           --         30,000
                                                   ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities:

Accounts payable                                       --          2,000
Accrued interest                                       300           --
                                                   ---------     ----------
Total current liabilities                              300         2,000

Long-term liabilities:

Convertible debentures                              30,000        30,000
                                                   ----------    ----------
Total long-term liabilities                         30,000        30,000
                                                   ----------    ----------
Total liabilities                                   30,300        32,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  no shares issued                --           --
Common stock, $.0001 par value; 10,000,000 shares
          authorized; 2,195,000 shares issued and
          outstanding                                  220          220

Additional paid-in capital                          17,335       17,335

Deficit accumulated during development stage       (47,855)     (19,555)
                                                   ---------    -----------

Total stockholders' equity (deficit)               (30,000)      (2,000)
                                                   ---------    -----------
Total liabilities and stockholders' equity
         (deficit)                               $     --       $30,000
                                                   =========    ===========

            See accompanying notes to financial statements.


                              THERABIOGEN, INC.
                       (A Development Stage Company)
                         Statements of Income (Loss)
                               (UNAUDITED)

                                     For the three    Cumulative
                                      months ended  from inception
                                        March 31,       April,
                                    2008       2007      2000
                                  ---------- ---------  ---------
INCOME                          $     -     $    -     $ 10,453

EXPENSES
General and Administrative
    expenses                        28,300       -       58,308
			       	    ---------  ---------  ---------
NET INCOME (LOSS) BEFORE INCOME    (28,300)      -      (47,855)
TAXES (BENEFITS)

INCOME TAXES (BENEFITS)                 -        -            -
                                  ---------  ---------  ---------
NET INCOME (LOSS)                $  (28,300) $   -      $(47,855)
                                  =========  =========  =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                2,195,000  2,195,000
                                 ===========  ==========
NET GAIN (LOSS) PER SHARE
  (BASIC AND DILUTED)            $    0.0129  $  0.0000
                                  ==========  =========















See accompanying notes to the financial statements










                            THERABIOGEN, INC.
                     (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                         March 31, 2008 and 2007
              and cumulative from inception at April, 2000
                          to March 31, 2008

                                               For the three   Cumulative
                                                months ended  from inception
                           		             March 31,       April,
                                             2008        2007     2000

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                 	  $(28,300) $     -  $ (47,855)

   Adjustments to reconcile net loss to net cash used by operating activities

   Stock issued for services                      -          -     8,350
   Accounts payable and accrued expenses      (1,700)        -       300
                                   		   ---------  -------- ---------
 NET CASH USED BY OPERATING ACTIVITES        (30,000)        -   (39,205)
                               		   ---------  -------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock		              -          -     4,205
    Capital contribution                          -          -     5,000
    Proceeds from debenture                       -          -    30,000
                               		   ---------  -------- ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         -          -    39,205
                              		   ---------  --------- --------

NET DECREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                             (30,000)       -        -

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			     30,000        -        -
                               		    ---------  ------- ---------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	  $     -     $    - $      -
                               		    =========  ======= =========

SUPPLEMENTAL DISCLOSURES
    Interest paid              		  $     -     $      -
    Income taxes paid          		  $     -     $      -
                               		    ---------  --------

See accompanying notes to the financial statements.







                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   MARCH 31, 2008 AND 2007 (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of March 31, 2008, the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of March 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2008. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended March 31, 2008. This and the lack of capital raised substantial doubt about the Company's ability to continue as a going
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2008 AND 2007
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2008 AND 2007
                              (Unaudited)

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

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2008 AND 2007
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS  (continued)

other areas. Nasal Therapeutics, Inc. is a U.S. based pharmaceutical company dedicated to the production and marketing of homeopathic nasal products for a variety of human conditions. That company is led by Dr. Charles Hensley, co-founder of Zicam, LLC (formerly Geltech, LLC) and the inventor of the homeopathic nasal spray, ZICAM? cold remedy. With the launch of ZICAM?, Dr. Hensley and his co-workers changed the marketing and product placement paradigm for homeopathic drugs in the United States.

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

In order to carry out its business plan, the Company borrowed the sum of $30,000 from Leaddog Capital, LP, an unaffiliated investment bank, and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock. Interest of $300 was accrued on this note for the three motnhs ended March 31, 2008

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc.


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

General

         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. As of March 31, 2008, the Company had not yet identified a potential merger or acquisition candidate. As of the date of this report, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. See, ITEM 5. Other Information, for an explanation of the license. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000, 000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

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

Expenses for the three months ended March 31, 2008 and March 31, 2007.

         Expenses for the three months ended March 31, 2008 were $28,300 as compared to $1,000 for the same period ended March 31, 2007. The expenses for the quarter ended March 31, 2008 are broken down as follows:

          License fees and permits            $  1,750
          Interest expense                         300
          Outside consulting expenses           23,750
          Professional fees                      2,500
                                               ---------
     Total expenses                           $ 28,300

The consulting fees were paid to CF Consulting, LLC for services rendered in connection with reinstating the Company to active status in Nevada, and preparing financial statements and draft SEC reports for the Company.


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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable.



ITEM 2   -   Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter ended March 31, 2008.

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

(a) Exhibits

None

(b) Reports on Form 8-K

None during the quarter ended March 31, 2008

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