Form 10-Q
period 2008-06-30
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

`                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2008

                                or

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                Accelerated filer         [ ]
   Non-accelerated filer   [ ]                Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X]

	The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of December 5, 2008 was 17,895,000 shares.




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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 5

Item 5.  OTHER INFORMATION ............................................... 6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 10


Signatures .............................................................. 10




Part I.
Item 1.  FINANCIAL INFORMATION

                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                              June 30,         December 31,
                                               2008               2007
                                            (Unaudited)         (Audited)
                                            --------            ----------
ASSETS
Cash and cash equivalents                   $    --              $  30,000
                                            ---------           ----------
Total assets                                $    --              $  30,000
                                            =========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Liabilities
Current liabilities:
  Accounts payable                                --                 2,000
  Accrued interest                               600                    --
                                              --------            ---------
Total current liabilities                        600                 2,000

Long-term liabilities:
  Convertible debentures                       30,000               30,000
                                              --------            ---------
Total liabilities                              30,600               32,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 5,000,000
   shares authorized; no shares issued            --                    --
Common stock, $.0001 par value; 10,000,000
   shares authorized; 2,195,000 shares issued
   and outstanding                                220                  220

Additional paid-in capital                     17,335               17,335

Deficit accumulated during the development
    stage                                     (48,155)             (19,555)
                                              --------             ---------
Total stockholders' equity (deficit)          (30,600)              (2,000)
                                              --------             ---------
Total liabilities and stockholders' equity
         (deficit)                           $     --             $     --
                                              =========            =========



            See accompanying notes to financial statements.




                              THERABIOGEN, INC.
                       (A Development Stage Company)
                        Statements of Income (Loss)
                               (UNAUDITED)

                          For the three       For the six      Cumulative
                           months ended       months ended    from inception
                              June 30,           June 30,       in April
                          2008       2007     2008       2007      2000
                        --------  --------  --------  --------  -----------
INCOME                 $     -   $    -     $      -  $      -  $ 10,453

EXPENSES
General and
administrative expenses    300        -       28,600         -   (58,608)
			      --------  --------  --------  --------  -----------
NET INCOME (LOSS) BEFORE
INCOME TAXES (BENEFITS)   (300)       -      (28,600)        -   (48,155)

INCOME TAXES (BENEFITS)       -       -            -         -         -
                        --------  --------  --------  ---------  ----------
NET INCOME (LOSS)      $  (300)   $   -      $(28,600)$      -   $(48,155)
                       =========  ========  ========  =========  ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING
(BASIC AND DILUTED)    2,195,000 2,195,000  2,195,000 2,195,000
                       ========= ========== ========= =========
NET GAIN (LOSS) PER
SHARE
(BASIC AND DILUTED)    $  0.0001  $ 0.0000  $  0.0130 $  0.0000
                        ========  =========  ======== =========















See accompanying notes to financial statements.








                            THERABIOGEN, INC.
                     (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         June 30, 2008 and 2007
                    and from inception at April, 2000
                           to June 30, 2008

                                           For the six months   Cumulative
                                             ended June 30,   from inception
                                            2008      2007    at April, 2000
                                          --------  --------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                   $ (28,600) $      -  $  (48,155)

   Adjustments to reconcile net loss to net
     cash used by operating activities
   Stock issued for services                     -         -       8,350
   Accounts payable and accrued expenses    (1,400)        -         600
                                   		 --------  --------   ---------
 NET CASH USED BY OPERATING ACTIVITES      (30,000)        -     (39,205)
                               		 --------  --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock		             -         -       4,205
    Capital contribution                         -         -       5,000
    Proceeds from debenture                      -         -      30,000
                               		 --------  --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        -         -      39,205
                              		 --------  --------   ---------

NET INCREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                                -         -           -

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			       -         -           -
                               		  --------  --------  ----------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	$      -    $    -   $       -
                               		  ========  ========  ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid              		$      -    $    -
    Income taxes paid          		$      -    $    -
                               		   ========  ========

See accompanying notes to financial statements.










                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2008 AND 2007
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

TheraBiogen, Inc. (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company was formed to develop operating opportunities through business combinations or mergers. As of June 30, 2008 the Company had not yet conducted any significant operations, and its activities had been focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2008, and its results of operations and cash flows for the six months ended June 30, 2008. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources during the quarter ended June 30, 2008. This and the lack of capital raised
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2008 AND 2007
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2008 AND 2007
                              (Unaudited)

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

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2008 AND 2007
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS    (Continued)

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

In order to carry out its business plan, the Company borrowed the sum of $30,000 from Leaddog Capital, LP, an unaffiliated investment bank, and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock. Interest of $600 has been accrued on this note for the six months ended June 30, 2008.

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

General

         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. As of the date of this report, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, XCAM? Cold Relief, XCAM? Flu Relief, XCAM? Allergy Relief and XCAM? Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. See, ITEM 5. Other Information, for an explanation of the license. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000, 000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

Equipment and Employees

         The Company has just commenced operating its business and has no equipment and no employees. The Company does not expect to acquire any equipment or employees in the near future as it intends to develop, market and manufacture XCAM? Cold Relief, XCAM? Flu Relief, XCAM? Allergy Relief and XCAM? Migraine Relief on a contract basis. In addition, the Company has contracted with FSR, Inc. to provide management consulting services, including the appointment of Kelly T. Hickel as its President and CEO, and with CF Consulting, LLC to provide office space and financial consulting services. These consulting agreements were entered into in August 2008.

Expenses for the six months ended June 30, 2008 and June 30, 2007.

         Expenses for the six months ended June 30, 2008 were $ 28,600 as compared to $0 for the same period ended June 30, 2007. The expenses for the six months ended June 30, 2008 are broken down as follows:

          License fees and permits            $  1,750
          Interest expense                         600
          Outside consulting expenses           23,750
          Professional fees                      2,500
                                               ---------
     Total expenses                           $ 28,600

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable.

ITEM 2   -   Unregistered Sales of Equity Securities and Use of Proceeds.

	During the quarter ended June 30, 2008, no shares were issued.

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

RICHARD S. PYO is a graduate of the University of California at Irvine and has many years of experience in pharmaceutical research and development. He has served as a research scientist at Diagnostic Solutions, Inc., was a staff research associate at the University of California at Los Angeles from 1993 to 1996; and from 1996 to 1999, was a biologist with Microbiologic Reference Laboratory. In 1999, he became Vice President of Research and Development at Biopath Research, Inc., and in 2001, became Director of Research and Development for Neo Diagnostics, Inc. (2001-2003); and then for PRB Pharmaceuticals, Inc. (2005-2008). In 2008, he became Executive Vice President of Nasal Therapeutics, Inc., the licensor of the XCAM?
Cold Relief, XCAM? Flu Relief, XCAM? Allergy Relief and XCAM? Migraine Relief products, where he has worked closely with Dr. Charles Hensley, the developer of these homeopathic remedies. Mr. Pyo also serves as a Vice President of the Company.

Other advisers and consultants.

Dr. Charles Hensley is the founder and CEO of Nasal Therapeutics, Inc., the licensor of the XCAM? Cold Relief, XCAM? Flu Relief, XCAM? Allergy Relief and XCAM? Migraine Relief products.

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