Form 10-Q
period 2008-09-30
TheraBiogen, Inc.
filed 2008-12-09
CIK 1140299

`                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2008

                                or

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


Signatures .............................................................. 10




Part I.
Item 1.  FINANCIAL INFORMATION
                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                              September 30     December 31,
                                                  2008            2007
                                              (Unaudited)       (Audited)
                                            --------            ----------
ASSETS
Current assets:
  Cash and cash equivalents              $     15,650           $  30,000
  Deposits                                      7,500                  --
                                            ----------            ---------
Total current assets                           23,150              30,000
Other assets:
  License                                   2,353,200                  --
                                            ----------            ---------
Total assets                                2,376,350              30,000
                                            ==========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Liabilities
  Current liabilities:
   Accounts payable                                --                2,000
   Accrued interest                             2,900                   --
                                             ---------            ---------
Total current liabilities                       2,900                2,000
Long-term liabilities
  Convertible debentures                      230,000               30,000
                                            ----------            ---------
Total liabilities                             232,900               32,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 5,000,000
   shares authorized; no shares issued            --                    --
Common stock, $.0001 par value; 100,000,000
   shares authorized; 17,895,000 and
   2,195,000 shares issued and outstanding
   at September 30, 2008 and December 31,
   2007, respectively                           1,790                  220

Additional paid-in capital                  2,219,005               17,335

Deficit accumulated during the development
    stage                                     (77,345)             (19,555)
                                            ----------             ---------
Total stockholders' equity (deficit)        2,143,450               (2,000)
                                              --------             ---------
Total liabilities and stockholders' equity
         (deficit                          $2,376,350             $ 30,000
                                            ==========             =========

            See accompanying notes to financial statements.


                             THERABIOGEN, INC.
                       (A Development Stage Company)
                        Statements of Income (Loss)
                               (UNAUDITED)


                          For the three       For the nine     Cumulative
                           months ended       months ended    from inception
                           September 30,      September 30,      in April
                          2008       2007     2008       2007      2000
                        --------  --------  --------  --------  -----------
INCOME                 $     -   $    -     $      -  $      -  $ 10,453

EXPENSES
General and
administrative expenses  29,190       -       57,790         -    87,798
			      --------  --------  --------  --------  -----------
NET INCOME (LOSS) BEFORE
INCOME TAXES (BENEFITS) (29,190)      -      (57,790)        -   (77,345)

INCOME TAXES (BENEFITS)       -       -            -         -         -
                        --------  --------  --------  ---------  ----------
NET INCOME (LOSS)      $(29,190)  $   -     $(57,790) $      -  $(77,345)
                       =========  ========  ========  =========  ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING
(BASIC AND DILUTED)   17,895,000 2,195,000  7,428,333 2,195,000
                       ========= ========== ========= =========
NET GAIN (LOSS) PER
SHARE
(BASIC AND DILUTED)    $       -   $     -  $       -  $     -
                        ========  =========  ======== =========












See accompanying notes to financial statements.










                            THERABIOGEN, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                      September 30, 2008 and 2007
                   and from inception at April 2000
                        to September 30, 2008

                                         For the nine months    Cumulative
                                         ended September 30,  from inception
                                            2008      2007    at April, 2000
                                          --------  --------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net gain or (loss)                   $ (57,790) $      -  $  (77,345)

   Adjustments to reconcile net loss to net
     cash used by operating activities
   Stock issued for services                    40         -       8,390
   Deposits                                 (7,500)        -      (7,500)
   Accounts payable and accrued expenses       900         -       2,900
                                   		 --------  --------   ---------
 NET CASH USED BY OPERATING ACTIVITES      (64,350)        -     (73,555)
                               		 --------  --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   	Acquisition of license               (150,000)       -    (150,000)
                                           ---------  --------  ---------
NET CASH USED BY INVESTING ACTIVITIES      (150,000)       -    (150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock for cash            -         -       4,205
    Capital contribution                         -         -       5,000
    Proceeds from debentures                200,000        -     230,000
                               		 --------  --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES   200,000        -     239,205
                              		 --------  --------   ---------

NET INCREASE IN CASH AND EQUIVALENTS
FOR THE PERIOD AND CUMULATIVE DURING THE
DEVELOPMENT STAGE                           (14,350)       -      15,560

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			   30,000        -           -
                               		  --------  --------  ----------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	$  15,650  $     -   $  15,560
                               		  ========  ========  ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid              		$      -    $    -
    Income taxes paid          		$      -    $    -
                               		   ========  ========

See accompanying notes to financial statements.


                            THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008 AND 2007
                              (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2008, and its results of operations and cash flows for the nine months ended September 30, 2008. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

GOING CONCERN AND MANAGEMENT'S PLANS

         The Company had been a development stage company and had no operations and limited financial and other resources until the quarter ended September 30, 2008. This and the lack of capital raised



                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008 AND 2007
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  During the period ended December 31, 2004, the Company received consulting services from iTrustFinancial, Inc. in the amount of $2,500 in connection with the preparation and filing of its periodic reports with the SEC. During the period ended July 31, 2005, iTrustFinancial, Inc. provided additional consulting services to the Company, for which it billed

                             THERABIOGEN, INC.
                      NOTES TO FINANCIAL STATEMENTS
                      (A Development Stage Company)
                       SEPTEMBER 30, 2008 AND 2007
                              (Unaudited)

NOTE 3. RELATED-PARTY TRANSACTIONS (continued)

the Company in July 2005 in the amount of $3,500. The total amount due to iTrustFinancial, as of July 31, 2005 was $6,000. That amount was converted into 135,000 shares of preferred stock on September 30, 2005. The preferred stock was convertible into common stock of the Company in the ratio of 10 shares of common stock for each share of preferred stock, and the preferred stock voted on a par with the common shares, with the preferred shares having the same number of votes as the number of common shares into which they may be converted.

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

In order to carry out its business plan, the Company borrowed the sum of $30,000 from Leaddog Capital, LP, an unaffiliated investment bank, and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock. Interest of $900 has been accrued on this note for the nine months ended September 30, 2008.

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the
                             THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008 AND 2007
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS    (Continued)

Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. Interest of $2,00 has been accrued on this note during the quarter ended September 30, 2008.


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

General
         The Company's plan had been to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, limited liability company or other business entity, desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. During the quarter ended September 30, 2007, the Company changed its Plan of Operation and entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

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

	   On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but less than $0.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. The balance of the funds have been used as working capital.

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

RICHARD S. PYO is a graduate of the University of California at Irvine and has many years of experience in pharmaceutical research and development. He has served as a research scientist at Diagnostic Solutions, Inc., was a staff research associate at the University of California at Los Angeles from 1993 to 1996; and from 1996 to 1999, was a biologist with Microbiologic Reference Laboratory. In 1999, he became Vice President of Research and Development at Biopath Research, Inc., and in 2001, became Director of Research and Development for Neo Diagnostics, Inc. (2001-2003); and then for PRB Pharmaceuticals, Inc. (2005-2008). In 2008, he became Executive Vice President of Nasal Therapeutics, Inc., the licensor of the THERAMAX?
Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? MigraineRelief products, where he has worked closely with Dr. Charles Hensley, the developer of these homeopathic remedies. Mr. Pyo also serves as a Vice President of the Company.



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

Expenses for the nine months ended September 30, 2008 and September 30, 2007.

         Expenses for the nine months ended September 30, 2008 were $ 0 as compared to $ 0, for the same period ended September 30, 2007.
The expenses for the nine months ended September 30, 2008 are broken down as follows:

          License fees and permits            $  1,750
          Interest expense                       2,900
          Outside consulting expenses           33,790
          Closing fees                          16,000
          Professional fees                      2,500
          Miscellaneous expenses                   850
                                               ---------
     Total expenses                           $ 57,790

The consulting fees were paid to CF Consulting, LLC for services rendered in connection with reinstating the Company to active status in Nevada, and preparing financial statements and draft SEC reports for the Company ($28,770) and to FSR, Inc., for providing CEO services under the consulting agreement entered into in August, 2008 ($5,020). The Company incurred placement fees of $16,000 in connection with the $200,000 debenture loan in August, 2008, and $2,500 in legal fees for the placement.

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

	During the quarter ended September 30, 2008, the Company issued 15,300,000 million common shares to Nasal Therapeutics, Inc. as part of the license fee for the THERAMAX? products. The shares were issued for an agreed price of $0.144 per share which, with the cash portion of the license fee of $150,000, resulted in a total license fee of $2,353,200, which will be amortized over the 20 year term of the license. The Company also issued a total of 400,000 common shares under two consulting agreements, at par value. As a result, there were 17,895,000 shares of common stock outstanding on September 30, 2008.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended September 30, 2008



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

9