Form 10-K
period 2008-12-31
TheraBiogen, Inc.
filed 2009-03-30
CIK 1140299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2008

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

The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of March 15, 2009 was 18,791,000 common shares.

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

None.











                              TABLE OF CONTENTS
	                              PART I
Item 1.  Business..........................................................  1

Item 1A  Risk Factors .....................................................  4

Item 1B  Unresolved Staff Comments ........................................  6

Item 2.  Properties .......................................................  6

Item 3.  Legal Proceedings.................................................  7

Item 4.  Submission of Matters to a Vote of Security Holders...............  7

	                             PART II
Item 5.  Market for Registrants Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities.................  7

Item 6.   Selected Financial Data..........................................  7

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  7

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.........  8

Item 8   Financial Statements and Supplementary Data.......................  9

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................  9

Item 9A(T). Controls and Procedures........................................  9

Item 9B. Other Information................................................. 10

	                            PART III
Item 10  Directors, Executive Officers and Corporate Governance ........... 10

Item 11. Executive Compensation............................................ 13


Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................ 14

Item 13. Certain Relationships and Related Transactions and
         Director Independence ............................................ 14

Item 14. Principal Accountant Fees and Services............................ 15

Item 15. Exhibits, Financial Statement Schedules........................... 15

Index to Financial Statements.............................................. 16

Financial Statements...................................................... F-1

Signatures................................................................. 17



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

                                    PART I
Item 1.  Business.

General development of business

The Company was incorporated under the Nevada General Corporation Law in
April, 2000 as Terra Trema, Inc., The Company was formed to develop operating opportunities through business combinations or mergers. In July, 2008, the Company entered into a licensing agreement with Nasal Therapeutics, Inc. of Long Beach, California, for the exclusive license rights in North America to develop, market, distribute and sell four homeopathic nasal spray products known as THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief. As the result of the license and the Company?s further development activities, the Company claims trademark rights to the THERAMAX? name and all related uses. As a result of the change of business plan,the Company changed its corporate name to TheraBiogen, Inc. on August
29, 2008.

	On August 29, 2008, the Company borrowed $200,000 from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the common stock of the Company for trading, at aconversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days but not less than $0.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. The balance of the funds have been used as working capital.

        On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

	In September, 2008, the Company issued 400,000 shares of common stock under two consulting agreements, and 15,300,000 shares of common stock as a license fee under the license agreement signed in July, 2008 with Nasal Therapeutics, Inc. As a result, there were 17,895,000 shares of common stock outstanding on December 31, 2008.

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange.

During the fiscal year ended December 31, 2008, the Company did not engage in any merger or acquisition activity, or the acquisition or disposition of any material asset except for the acquisition of the license for the THERAMAX?. products from Nasal Therapeutics, Inc. The Company is engaged in the business of developing, manufacturing and distributing the THERAMAX? product line in the United States and Canada.

Financial information about market segments.

The Company is engaged in the business of developing, manufacturing and the marketing of the THERAMAX? products in the U.S. and Canada, a single market segment. All material information regarding the activities of the Company is reflected in the financial statements included in this report.

Narrative description of business.

The Company is engaged in the business of developing, manufacturing and distributing the THERAMAX? product line in the United States and Canada.

In July 2008, the Company entered into a Licensing Agreement with Nasal Therapeutics, Inc. of Long Beach, CA for the exclusive North American license for THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief, and with a right of first refusal for the rest of theworld. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley, also developed the very successful homeopathic nasal product ZICAM?. Dr. Hensley alsodeveloped ZICAM? Allergy and the nasal delivery systems used in the ZICAM? product line extensions. ZICAM? is one of the top cold remedies in the United States with sales exceeding $100,000,000 in 2006. Dr. Hensley founded Geltech, LLC., the company that launched ZICAM? and made the product a household name. In2001, Dr. Hensley and his partners sold their interest in Geltech to Matrixx Initiatives (MTXX).

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

Business model

Over the next 12 to 24 months, the Company will launch three homeopathic nasal sprays into the United States OTC market. The company will launch THERAMAX? Cold Relief in early 2009 and THERAMAX? Flu Relief and
THERAMAX? Allergy Relief in 2009. The Company has already identified and contracted with manufacturers for the products, and has designed packaging materials, and is working with existing distribution sources for marketing the products.

Homeopathic nasal sprays

THERAMAX? Cold Relief

THERAMAX? Cold Relief homeopathic nasal spray is the next generation cold remedy product in the homeopathic category started by ZICAM?. ZICAM?, which was developed by Dr. Hensley in the late 1990s, is a highly successful product with sales exceeding US$100,000,000 n 2006. However, in recent years, the use of zinc in the ZICAM? product has come under fire. In 2003, reports began to surface that a small number of ZICAM? users suffered a condition known as anosmia, or total loss of smell. It has since been demonstrated that ZICAM? is safe and does not cause anosmia. However, these reports have left questions in the minds of consumers creating a huge market for a ZICAM?-type product that does not contain zinc.

Common colds are caused primarily by rhinoviruses and coronaviruses. Rhinoviruses infect nasal cells by attaching to ICAM receptor sites on the nasal membrane. ZICAM? reduces the duration of rhinovirus common cold by inhibiting the ability of the rhinovirus to bind to and infect nasal cells. The ionic zinc in ZICAM? binds to the rhinovirus ICAM attachment site and inhibits the rhinovirus attachment to ICAM receptors. However, ICAM levels on nasal cells are increased in the presence of rhinovirus making it likely that a substantial amount of rhinovirus/ICAM interactions occur, even in the presence of ZICAM?. This most likely results in incomplete suppression of common cold infections and opens the door for the development of new ZICAM? type technologies.

THERAMAX? Cold Relief is superior to other homeopathic cold remedies on a variety of levels. Similar to other remedies, the active ingredients of THERAMAX? Cold Relief also binds to the rhinovirus ICAM attachment site inhibiting rhinovirus attachment to ICAM receptors. However, unlike ZICAM?, THERAMAX? Cold Relief ingredients also inhibits the ability of rhinovirus to increase the amount of ICAM receptors on the nasal membrane. Furthermore, the actives in THERAMAX? Cold Relief also inhibits the entry coronaviruses making it effective for coronavirus common colds as well. The fact that the actives in THERAMAX? Cold Relief decreases ICAM levels and inhibits both rhinovirus and coronavirus should result in a more complete suppression of common cold infections than what is seen with ZICAM?. Human studies on THERAMAX? Cold Relief are still a few months from being completed. However, based on in vitro data, preliminary human clinical data and our experience with ZICAM?, we expect THERAMAX? Cold Relief to be much more effective than ZICAM?
at reducing the duration of the common cold. Patents protecting the THERAMAX? Cold Relief intellectual property have been filed with the United States
Patent and Trademark Office.

THERAMAX? Flu Relief

THERAMAX? Flu Relief homeopathic nasal spray is the influenza equivalent to ZICAM? cold remedy. The active THERAMAX? Flu Relief inhibits influenza virus infections by blocking influenza virus entry into cells. Furthermore, the active ingredient of THERAMAX? Flu Relief inhibits influenza viral uncoating and replication. Based on the in vitro data and preliminary human clinical results, we expect the THERAMAX? Flu Relief to be extremely effective at treating influenza in humans. Patents protecting the THERAMAX? Flu Relief intellectual property have been filed with the United States Patent and Trademark Office.

THERAMAX? Allergy Relief

The nasal manifestation of allergies are mediated by ICAM-1 receptors present on the surface of the nasal membrane. Antigens such as pollen, dust, animal proteins etc. increase the expression and subsequent presentation of ICAM-1 receptors on the nasal membranes and provide the attachment site for inflammatory mediators of the allergic response. The intracellular mediator of the antigen induced increase in ICAM-1 expression and the rhinovirus induced ICAM-1 expression is the same. Therefore, active ingredients in THERAMAX? cold that inhibit the ICAM-1 expression form the core of the THERAMAX?Allergy Relief formulation. By inhibiting the antigen induced ICAM-1 expression on the nasal membrane, it is predicted that THERAMAX? Allergy Relief will be extremely effective at treating and preventing nasal allergies. Patents protecting the THERAMAX? Allergy Relief intellectual property have been filed with the United States Patent and Trademark Office.

Financial information about geographic areas.

The Company has not engaged in any activities, and has no customers or business activities outside of the United States. Its license for the development, manufacture, marketing and distribution of the THERAMAX? product line currently is limited to the United States and Canada, although it has a right of first refusal for other geographic markets worldwide.

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

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans to market the THERAMAX? products. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of its business model. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

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

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING THE ISSUE OF ADDITIONAL COMMON SHARES

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

THE COMPANY EXPECTS TO PAY NO CASH DIVIDENDS

The Company does not expect to pay dividends in the foreseeable future, and the payment of dividends will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to the commencement of its business activities and the generation ofprofits from those activities. The payment of any dividends subsequent to an investment will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

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

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2008.

                                   PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information. During 2008, no shares of stock of the Company were listed or admitted for trading on any national exchange or on the over-the counter markets, and there was no established public trading market for our common stock. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of December 31, 2008, there were approximately 25 holders of record of our common stock. Following the conversion of a portion of the $30,000 debenture note in January, 2009, there were approximately 61 shareholders.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans.

None.

Item 6.  Selected Financial Data.

The Company was in a development stage through the end of 2008 and is a small issuer. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

During the year ended December 31, 2008, the Company acquired the exclusive licensing rights to the THERAMAX? product line in the United States and Canada at a cost of $2,353,200 in cash and common stock. During the year ended December 31, 2008, the Company incurred a total of $107,150 in operating expenses and $39,220 in amortization costs for the THERAMAX? license, for a total of $146,370 in operating expenses. The Company had no income in 2008.

Financial Highlights

Operating Expenses.

Our operating expenses for the years ended December 31, 2008 and 2007 were:

                                                   2008            2007
                                                  ------           -----
             Amortization of license           $  39,220       $      --
             Consulting expenses                  79,790              --
             Interest expense                      9,435              --
             Professional fees                    13,375              --
             Rent                                  2,150           1,000
             Other expense:
                 Bank charges         $   100
                 Licenses and permits   1,750
                 Postage and delivery      25
                 Miscellaneous            525
                                       ------
                                                   2,400              --
                                                   -------       --------
   Total operating expense                     $ 146,370       $   1,000

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from a loan of $30,000 made to the Company in November 2007 by Leaddog Capital, LLP, an unrelated party. During the year ended December 31, 2008, Leaddog made three additional loans of $200,000, $3,000 and $1,500. The Company had no other capital resources during the year ended December 31, 2008.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements.

We do not believe the adoption of recent accounting pronouncements discussed in
Note 2 to the consolidated financial statements will have a significant impact on our results of operations, financial position, or cash flows.

Going Concern

The ability of the Company to continue as a going concern remains dependent upon successful operation under our business plan and obtaining additional capital and financing. The Company currently has no revenue and minimal cash reserves. These factors, among others, may raise substantial doubt about its ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, and equity price risk and the normal risks associated with a start-up business. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. During the twelve months ended December 31, 2008, we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended December 31, 2008, our Board of Directors determined to retain a new independent accounting firm, Berman, Hopkins, Wright & LaHam, CPAs & Associates, LP, to review and audit our financial reports for the fiscal year. There was no dispute or disagreement with our former auditors over any accounting matter. The change in auditor was reported on a Form 8-K report filed with the SECX on December 15, 2008.

Item 9A(T).  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our CEO as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our officers concluded that, as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control Over Financial Reporting Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2008, the Company's internal control over financial reporting was effective, based on those criteria.

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

Item 9B.  Other Information.

On January 27, 2009, holders of outstanding convertible bonds issued by the Company in November, 2007 elected to convert a portion of the principal and accrued interest due into common shares. A total of 896,000 shares were issued, as a result of the conversion of $5,000 in principal and accrued interest of $1,400.
                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2008 covered by this report, their ages and positions held in the Company, are listed below.

      Name   			 Age		     Position

Steven Hensley			48			Chairman
Kelly T. Hickel			67			President and CEO
Phillip Forman			58	            Director
Boris Rubizhevsky			58          	Director
Richard Pyo				40			Vice-President

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

KELLY T. HICKEL was appointed as Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) in February 2001 until he resigned in June 2006. Previously, Mr. Hickel was the turn-around President of Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a 363B sale to Maxtor from bankruptcy and supported the estate as it returned $900 million to its stakeholders including 41% of the value to the public shareholders. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997, during which, Maxwell was the 9th best performing stock on NASDAQ and the #1 performing stock in California in 1996. Mr. Hickel was, recently, Chairman and Chief Restructuring Office of The Tyree Company in Farmingdale, New York. He is Managing Director of The Turnaround Group, LLC and Strategic Growth Associates, a Denver-based advisory firm, CEO of Environmental Testing Laboratories, Inc., Chairman and CEO of United EcoEnergy, Inc. (UEEC) and Chairman of the Advisory Committee for Leaddog Capital Partners, Inc. Mr. Hickel has arranged a number of private and public company financings and financial restructuring over the years. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University. He is 67 years old.

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

On August 31, 2008, the Company entered into a Consulting Agreement with CF Consulting, LLC for financial management consulting services, including contract Chief Financial Officer and corporate counsel services for the Company. Under the terms of the Consulting Agreement, CF Consulting, LLC will receive a monthly consulting fee of $5,000, plus out-of-pocket expenses, and 200,000 shares of common stock. CF Consulting, LLC also provides office space, telephone, facsimile, and office services for a monthly rental of $550.

SIGNIFICANT EMPLOYEES

None, other than Kelly T. Hickel, the sole officer of the Company listed above, who acted as an officer pursuant to a consulting agreement.

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

Item 11.  Executive Compensation.

CASH AND OTHER COMPENSATION

For the year ended December 31, 2008, the Company incurred consulting fees of $ 20,000 for the services of Mr. Hickel as CEO. These amounts were paid to FSR, Inc., which also received 200,000 shares of common stock under the Consulting Agreement. The Company had no other agreement or understanding, express or implied, with any other director or executive officer concerning employment or cash or other compensation for services.

COMPENSATION PURSUANT TO PLANS

	For the years ended December 31, 2008 and 2007 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

OPTION/SAR GRANTS

       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2008, Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2008.

EMPLOYEE STOCK COMPENSATION PLAN

None

COMPENSATION OF DIRECTORS

	The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

	No person entered into any employment or similar contract with the Company, during the year ended December 31, 2008.

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

   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class(1)
------------------------------------------------------------------------------
Kelly T. Hickel		   Director, CEO   	   --                --
409 Brevard Avenue         Secretary/Treasurer
Cocoa, Fl 32922

*All directors & officers		               --                --
 as a group (5 persons)

Nasal Therapeutics, Inc.(2)                 15,300,000              85.5
409 Brevard Avenue
Cocoa, FL 32922

Dana Hipple (3)                              1,350,000               7.5
409 Brevard Avenue
Cocoa, FL 32922

(1)	Based on 17,895,000 shares outstanding at December 31, 2008.

(2)	In August, 2008, 15,300,000 shares of common stock were issued to Nasal
Therapeutics, Inc. as a partial license fee payment and an additional 400,000 shares were issued under consulting agreements, resulting in a total of 17,895,000 common shares then being outstanding.

(3) Dana Hipple is the owner of CF Consulting,, LLC, which holds 750,000 common shares, representing 4.2 percent of the outstanding shares. Since these shares are subject to an option granted to Leaddog Capital, LP to acquire the shares, and ownership or beneficial interest in these shares is disclaimed.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       During 2008 and 2007, the Company incurred administrative and accounting fees of approximately $26,250 and $1,000 for services performed by a company by which our then interim Company president was employed.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2008 or 2007. Robert Hipple, the Company interim President and CEO/CFO during 2007 and from January 1 through August 31, 2008, received no direct compensation from the Company. He continues to provide financial and legal advisory services to the Company as designee of CF Consulting, LLC, with which the Company has entered into a consulting agreement. He is not an officer, director or employee of the Company.

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

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $10,875 and $0, respectively.

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

4.2 Convertible Debenture issued to Leaddog Capital, LP dated August 29, 2008 for $200,000.

*10.1 License Agreement dated July 22, 2008 between the Company and Nasal Therapeutics, Inc.

*10.2  Consulting Agreement dated August 31, 2008 between the Company and
       FSR, Inc.

*      Previously filed.


INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2008 and 2007....................   F-2
	Statements of Operations for the years ended December 31, 2008
          and 2007 and cumulative from inception in April, 2000 .........   F-3
	Statements of Changes in Stockholders' Equity (Deficit) from
          inception in April, 2000 to December 31, 2008..................   F-4
	Statements of Cash Flows for the years ended December 31, 2008 and
          2007 and cumulative from inception in April, 2000..............   F-5
	Notes to Financial Statements .....................................   F-6

FINANCIAL INFORMATION
Item 1.  Financial Statements.





Report of Independent Registered Public Accounting Firm

To The Board of Directors
Therabiogen, Inc.

We have audited the accompanying balance sheet of Therabiogen, Inc., a development stage company, as of December 31, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows the years then ended and for the period from April 26, 2000 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therabiogen, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from April 26, 2000 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has had minimal operations to-date, has an accumulated deficit and has no working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
March 27, 2009



                               THERABIOGEN, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS
                                            December 31,        December 31,
                                               2008	              2007
                                            --------------- -----------------
Assets:
Current assets:
Cash and cash equivalents                 $           100       $     30,000
                                              -----------       ------------
Total current assets                                  100             30,000

Other assets:
Licenses, net of amortization of $39,220        2,313,980                --

                                              -----------       ------------
Total Assets                                    2,314,080             30,000
                                              ===========       ============
Liabilities and Stockholders
  Equity (Deficit)
  Current liabilities:
    Accounts payable (including $5,000 and
      $2,000 to related parties)                   15,275              2,000
    Accrued interest                                9,435                 --

                                              -----------       ------------
     Total current Liabilities                     24,710              2,000

  Long-term Liabilities:
     Convertible debentures                       234,500             30,000
                                              -----------       ------------
     Total long-term liabilities                  234,500             30,000
                                              -----------       ------------
Total Liabilities                                 259,210             32,000

Stockholders Equity (Deficit):
  Common stock, par value $0.0001
    100,000,000 shares authorized,
    17,895,000 and 2,195,000 shares
    issued and outstanding at December 31,
    2008 and 2007, respectively                     1,790                220
  Convertible preferred stock, par value
    $0.0001, authorized 5,000,000 shares,
    no shares issued                                   --                --

  Additional paid-in capital                    2,219,005             17,335
  Deficit accumulated during development stage   (165,925)           (19,555)
                                              ------------      ------------
  Total Stockholder  Equity (Deficit):          2,054,870             (2,000)
                                              ------------      ------------
  Total Liabilities and
    Stockholder Equity (Deficit):          $    2,314,080       $     30,000
                                              ===========        ===========



The accompanying notes are an integral part of these financial statements.


                               THERABIOGEN, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                     For the years ended          Cumulative
                                         December 31,          from inception
                                    2008              2007     in April, 2000
                                 ----------       ----------- ---------------
Total income                   $       -         $        -   $    10,453

Operating expenses:
   General & administrative:
      Amortization expense         39,220                 -        39,220
      Consulting expenses
       (including $43,750, $0
        and $43,750 to related
        parties                    79,790                 -       109,798
      Professional expense
       (including $2,500 $0 and
        $2,500 to related party)   13,375                 -        13,375
      Rent                          2,150             1,000         2,150
      Other                         2,400                 -         2,400
                                 ----------       -----------   ------------
Total operating costs             136,935             1,000       166,943
                                 ----------       -----------   ------------
Net income (loss) before
   Interest and taxes          $ (136,935)        $  (1,000)   $ (156,490)

Other (income) expense
   Interest                         9,435                 -         9,435
   Taxes                                -                 -             -
                                 ==========       ===========   ============
Net income (loss)              $ (146,370)        $  (1,000)   $ (165,925)
Basic and diluted net loss
   per common share            $  (0.0226)        $ (0.0005)
                                 ==========       ===========
Weighted number of common
   shares outstanding-basic      6,120,000        2,195,000
                                 ===========      ===========
Weighted number of common
    Shares outstanding-diluted   6,120,000        2,195,000
                                 ===========      ===========




The accompanying notes are an integral part of these financial statements.








                           THERABIOGEN, INC.
                    (A Development Stage Company)
          STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
            FROM INCEPTION IN APRIL 2000 TO DECEMBER 31, 2008

                                                                              Deficit
           							              Additional   Accumulated
	  	                  Common Stock    Preferred Stock   Paid in          from
                          Shares     Amount    Shares     Amount  Capital   Inception  Total
                       -----------------------------------------------------------------------
Balance at 4-26-2000          -        -          -        -         -         -         -
Common stock issued
   for cash               1,200,000    120        -        -      1,380        -      1,500
Common stock issued
   for services             600,000     60        -        -        540        -        600
Common stock issued for cash 90,000      9        -        -      2,546        -      2,555
Net loss                      -        -          -        -        -     (2,780)    (2,780)
                        ----------------------------------------------------------------------
Balance, 12-31-2000       1,890,000    189        -        -      4,466   (2,780)     1,875
Common stock issued
   for cash                   5,000      1        -        -        149        -        150
Net loss                      -        -          -        -        -     (6,479)    (6,479)
                        ---------------------------------------------------------------------
Balance, 12-31-2001       1,895,000              190       -      4,615   (9,259)    (4,454)
Net loss                      -        -          -        -        -     (8,499)    (8,499)
                        ---------------------------------------------------------------------
Balance, 12-31-2002       1,895,000    190        -        -      4,615  (17,758)   (12,953)
                        ---------------------------------------------------------------------
Balance, 12-31-2003       1,895,000    190        -        -      4,615  (17,758)   (12,953)
Contributed capital           -        -          -        -      5,000        -      5,000
Net loss                      -        -          -        -        -     (5,000)    (5,000)
                        ---------------------------------------------------------------------
Balance, 12-31-2004       1,895,000    190        -        -      9,615  (22,758)   (12,953)
Cancel common stock      (1,800,000)  (180)       -        -        180        -         -
Issue preferred stock         -        -     135,000      14      5,986        -      6,000
Issue of common stock       750,000     75        -        -      1,675        -      1,750
Conversion of preferred   1,350,000    135  (135,000)    (14)      (121)       -         -
Net income                    -        -          -        -         -     5,203      5,203
                        ---------------------------------------------------------------------
Balance, 12-31-2005       2,195,000    220        -        -     17,335  (17,555)        -
Net loss                      -        -          -        -         -    (1,000)    (1,000)
                        ---------------------------------------------------------------------
Balance. 12-31-2006      2,195,000     220        -        -     17,335  (18,555)    (1,000)
Net loss                      -        -          -        -         -    (1,000)    (1,000)
                        ---------------------------------------------------------------------
Balance, 12-31-2007      2,195,000     220        -        -     17,335   (19,555)   (2,000)
Common stock issued
   for license          15,300,000   1,530        -        -  2,201,670         - 2,203,200
Common stock issued
   for services            400,000      40        -        -         -          -        40
Net loss                     -        -           -        -         -   (146,370) (146,370)
                        ---------------------------------------------------------------------
Balance, 12-31-2008     17,895,000   1,790        -        -  2,219,005  (165,925)2,054,870
                        =====================================================================


               The accompanying notes are an integral part of
                        these financial statements





                            THERABIOGEN, INC.
                    (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2008 and 2007
             AND CUMULATIVE FROM INCEPTION IN APRIL 2000

                                        For the years ended   From inception
                                              December 31,       in April,
                                            2008       2007        2000
                                         ----------  ---------   ---------
Cash flows from operating activities:

    Net (loss) from operations          $(146,370)   $ (1,000)   $(165,925)
Adjustments to reconcile net
    (loss)to net cash used in
    operating activities:
    Amortization                           39,220           -       39,220
    Stock issued for services                  40           -        8,390
    Accounts payable (including $3,000,
      $1,000 and $3,000 to related
      parties)                             13,275       1,000       15,275
    Accrued expenses                        9,435           -        9,435
                                          --------    --------    ---------
Net cash used in operating activities     (84,400)          -      (93,605)
                                          --------    --------    ---------
Cash flows from investing activities:

    Acquisition of license               (150,000)          -     (150,000)
                                          --------    --------    ---------
Net cash used in investing activities    (150,000)          -     (150,000)

Cash flow from financing activities:

Net proceeds from issuance of common
    stock                                       -           -        4,205
Capital contribution                            -           -        5,000
Proceeds of convertible debenture         204,500      30,000      234,500
                                          --------    --------    ---------
Net cash provided by financing
    activities                            204,500      30,000      243,705
                                          --------    --------    ---------
Net increase (decrease) in cash           (29,900)     30,000          100
Cash, beginning of period                  30,000           -           -
                                          --------    --------    ---------
Cash, end of period                      $    100    $ 30,000     $    100
                                          ========    ========    =========
Supplemental Disclosures:

    Interest paid                      $      -      $      -   $      -
    Income taxes paid                  $      -      $      -   $      -
    Issuance of common stock
      for license                      $2,203,200    $      -   $2,203,200


The accompanying notes are an integral part of these financial statements.
                             THERABIOGEN, INC.
                     (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

TheraBiogen, Inc. (the Company) a Nevada corporation, was organized on April 26, 2000 as Terra Trema, Inc. As a result of the licensing of the THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? Allergy Relief and THERAMAX? Migraine Relief products in July 2008, the Company is no longer a shell company and filed the necessary information regarding the change of its status in the Form 10-K report for the year ended December 31, 2005, filed in December 2008.

In July, 2008, the Company entered into a licensing agreement with Nasal Therapeutics, Inc. of Long Beach, California, for the exclusive license rights in North America to develop, market, distribute and sell four homeopathic nasal spray products known as THERAMAX? Cold Relief, THERAMAX? Flu Relief, THERAMAX? further development activities, the Company claims trademark rights to the THERAMAX? name and all related uses.

As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000, 000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United
States of America for annual financial information and the instructions to Form 10-K. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of December 31, 2008 and 2007, and its results of operations and cash flows for the years ended December 31, 2008 and 2007.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company has been a development stage company and had no operations and limited financial and other resources during the periods prior to December 31, 2007. During 2008 the Company borrowed $204,500 and issued two year convertible bonds at 12 percent interest in order to acquire the THERAMAX? product licenses but has expended the entire amount for the license and for current operating expenses. In January, 2009, the Company borrowed another $20,000 and issued a two year convertible bond at 12 percent interest but has also expended nearly the entire amount for subsequent operating expenses. These conditions and lack of additional working capital raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with respect to these conditions is to obtain additional capital from equity or loan sources in order to begin the distribution of the THERAMAX? product line in 2009. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

The Company engaged in no significant business activity in 2006 or 2007 and had minimal expenses during that period. In November, 2007, the Company
                             THERABIOGEN, INC.
                     (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (CONTINUED)

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

Property and Equipment

The Company had no property or equipment during 2008.

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the financial statements of the Company compared to the tax returns.

At December 31, 2008, the Company has approximately $166,000 of net operating carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382. No income tax provision is presented in
                            THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

the accompanying financial statements as a result of the utilization of net operating loss carry forwards and change in the valuation allowance.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes?an Interpretation of FASB Statement 109. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50%

likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Advertising and marketing costs

Advertising and marketing costs will be expensed as incurred. Advertising and marketing expense was $0 and $0 for the years ending December 31, 2008 and 2007, respectively.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. At December 31, 2008, the Company did not have cash on deposit exceeding the insured limit. The ability of the Company to collect amounts due from customers may be affected by economic fluctuations in each of the customers geographic locations. To date, the Company has had no significant bad debt losses, and therefore does not maintain any reserve for bad debts.

Dividends and Distributions.

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Revenue Recognition

Revenue will be recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectiblity is reasonably assured.
                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Patent Costs

Costs incurred with registering and defending patent technology will be Charged to expense as incurred.

Earnings per Share and Common Share Equivalents

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year. No common share equivalents were outstanding during 2008 and 2007.

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

License Fees

License fee costs have been capitalized and are being amortized over the twenty year term of the license agreement using the straight-line method.

Stock-Based Compensation

The Company accounts for stock issued to employees, officers, and directors in accordance with FAS No. 123(R), Accounting for Stock-Based Compensation which generally requires all stock-based payments to be recognized in the financial statements based on their fair values.

                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2.	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

In April 2008, the FASB issued a final FASB Staff Position on SFAS 142-3, Determination of the Useful Life of Intangible Assets (?FSP SFAS 142-3?), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this statement is not expected to have a material impact on the Company?s financial statements.

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



                           THERABIOGEN, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3. EQUITY TRANSACTIONS

	In August 2008, 400,000 shares of common stock were issued to two consultants for consulting services rendered and to be rendered to the Company. In September 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. of Long Beach, California, as part of the license payment for the licensing rights to the THERAMAX? products. These shares were valued at $0.144 per share, based on the valuation of the license as agreed with Nasal Therapeutics, Inc. at the time the license was executed. The parties negotiated and agreed on a total value of the license, exclusive of future royalties, equal to $2,353,200, of which $150,000 was represented by the cash payment made, and the balance, $2,203,200, by the 15,300,000 shares of common stock of the Company.







































SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Dated March 30, 2009
					THERABIOGEN, Inc.

					      /s/ Kelly T. Hickel
					By....................................
						Kelly T. Hickel, Chief Executive Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date

     /s/ Steven Hensley
............................   Director 	                  March 30, 2009
	 Steven Hensley

     /s/  Kelly T. Hickel
............................   Director	            	March 30 2009
	 Kelly T. Hickel

    /s/  Boris Rubizhevsky	Director				March 30 2009
............................
	 Boris Rubizhevsky

     /s/  Phillip Foreman    	Director				March 30, 2009
............................
       Phillip Foreman

     /s/  Richard Pyo   	Director				March 30 2009
............................
	 Richard Pyo