Form 10-Q
period 2009-03-31
TheraBiogen, Inc.
filed 2009-05-15
CIK 1140299

`                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 2009

                                or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                   Commission file number 000-32733

                           THERABIOGEN, INC.
       (Exact Name of Registrant as Specified in Its Charter)

         NEVADA                                   76-0784328
  (State or Other Jurisdiction of
Incorporation or Organization)      (I.R.S. Employer Identification No.)

 1365 N. Courtenay Parkway, Suite A
 Merritt Island, FL                                     32953
(Address of Principal Executive Offices)              (Zip Code)

Registrant Telephone Number, Including Area Code    (321)-433-1136

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

	The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of May 1, 2009 was 18,791,000 shares.



                                TABLE OF CONTENTS
-------------------------------------------------------------------------

                         PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS........................................ F-1

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....  2

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 3

Item 4.  CONTROLS AND PROCEDURES....................................... 3

                            PART II  OTHR INFORMATION

Item 1.  LEGAL PROCEEDINGS............................................. 4

Item 1A. RISK FACTORS ................................................. 4

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . 4

Item 3.  DEFAULTS UPON SENIOR SECURITIES............................... 5

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......... 5

Item 5.  OTHER INFORMATION ............................................ 6

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  9


Signatures ........................................................... 10





Part I.

Item 1.  FINANCIAL INFORMATION
                                THERABIOGEN, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                              March 31      December 31,
                                               2009             2008
                                            (Unaudited)      (Audited)
                                            --------         ----------
ASSETS
Current assets:
  Cash and cash equivalents              $      1,354          $     100
                                             ----------         ---------
Total current assets                            1,354                100
Other assets:
  License, net of amortization of
      $68,635 and $39,220                   2,284,565          2,313,980
                                            ----------         ---------
Total assets                                2,285,919          2,314,080
                                            ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Liabilities
  Current liabilities:
   Accounts payable (including $30,000
     and $10,000 to related parties            37,359             15,275
   Accrued interest                            15,158              9,435
   Convertible notes                          249,500            234,500
                                             ---------         ---------
Total liabilities                             302,017            259,210

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000
   shares authorized; no shares issued            --                  --
Common stock, $.0001 par value; 100,000,000
   shares authorized; 18,791,000 and
   17,895,000 shares issued and outstanding
   at March 31, 2009 and December 31, 2008      1,880              1,790

Additional paid-in capital                  2,225,815          2,219,005
Deficit accumulated during the development
    stage                                    (243,793)          (165,925)
                                            ----------         ----------
Total stockholders' equity                  1,983,902          2,054,870)
                                            ----------         ----------
Total liabilities and stockholders' equity
         (deficit)                         $2,285,919         $2,314,080
                                            ==========         ==========


         See accompanying notes to financial statements.




                            THERABIOGEN, INC.
                       (A Development Stage Company)
                         Statements of Operations
                               (UNAUDITED)

                                  For the three            Cumulative
                                   months ended           from inception
                                     March 31,              in April,
                                 2009       2008              2000
                               --------   --------        --------------
INCOME                         $    25    $    -          $   10,478

EXPENSES
General and administrative
   Amortization                  29,415        -              68,635
   Consulting (including
      $33,000, $23,750 and
      $76,750 to related
      parties                    33,000    23,750            142,798
    Professional expenses         6,534     2,500             19,909
    Rent                          1,650        -               3,800
    Other                           171     1,750              2,571
			               --------  --------          ---------
Total operating expenses         70,770    28,000            237,713
                                --------  --------          ---------
NET OPERATING INCOME (LOSS)     (70,745)  (28,000)          (227,235)

OTHER (INCOME)EXPENSE
Interest                          7,123       300             16,558
Taxes                                -          -                 -
                                --------  --------          ---------
NET LOSS                        (77,868)  (28,300)          (243,793)
                                ========= ========          =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING
(BASIC AND DILUTED)           18,532,156 2,195,000
                              ========== ==========
NET INCOME (LOSS) PER
SHARE
(BASIC AND DILUTED)           $   (0.004) $ (0.013)
                              ==========  ==========








See accompanying notes to financial statements.





                            THERABIOGEN, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                              Cumulative
                                         For the three months    from
                                            ended March 31,    inception
                                            2009       2008   April, 2000
                                           -------    --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                             $ (77,868) $ (28,300) $(243,793)

   Adjustments to reconcile net loss to net
     cash used by operating activities
   Amortization                             29,415         -      68,635
   Stock issued for services                    -          -       8,390
   Accounts payable and accrued expenses    29,207     (1,700)    53,917
                                      	    -------   --------  ---------
 NET CASH USED BY OPERATING ACTIVITES      (19,246)   (30,000)  (112,851)
                               		    -------   --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   	Acquisition of license                     -         -    (150,000)
                                           ---------  --------  ---------
NET CASH USED BY INVESTING ACTIVITIES            -         -    (150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock for cash            -         -       4,205
    Capital contribution                        500        -       5,500
    Proceeds from debentures                 20,000        -     254,500
                               		   --------  --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES    20,500        -     264,205
                              		   --------  --------   ---------

NET INCREASE (DECREASE)IN CASH AND
EQUIVALENTS FOR THE PERIODS                   1,254   (30,000)     1,354

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD    			        100    30,000          -
                               		    --------  --------  ---------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                  	  $   1,354  $     -   $   1,354
                               		   ========  ========  ==========
NON-CASH ACTIVITIES:
   Stock issued to pay debentures         $  (5,000) $     -   $  (5,000)
   Stock issued to pay accrued interest   $  (1,400) $     -   $  (1,400)

SUPPLEMENTAL DISCLOSURES
    Interest paid              		  $      -   $    -
    Income taxes paid          		  $      -   $    -
                               		   ========  ========
See accompanying notes to financial statements.


                           THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009 and 2008
                              (Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United
States of America and the instructions to Form 10-Q. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of March 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements of the Company for the most recent fiscal year ended December 31, 2008, as reported on Form 10-K filed with the SEC on March 30, 2009.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company has been a development stage company and had no operations and limited financial and other resources during the periods prior to December 31, 2007. During 2008 the Company borrowed $204,500 and issued two year convertible bonds at 12 percent interest in order to acquire the THERAMAX? product licenses but has expended the entire amount for the license and for current operating expenses. In January, 2009, the Company borrowed another $20,000 and issued a two year convertible bond at 16 percent interest but has also expended nearly the entire amount for subsequent operating expenses. These conditions and lack of additional working capital raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with respect to these conditions is to obtain additional capital from equity or loan sources in order to begin the distribution of the THERAMAX? product line in 2009. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

                           THERABIOGEN, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009 and 2008
                              (Unaudited)

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (CONTINUED)
The shares of the Company common stock do not currently trade on any market or exchange.

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

NOTE 2. EQUITY TRANSACTIONS

In January, 2009, the Company issued 896,000 shares of common stock on the partial conversion of the $30,000 convertible debt issued in November, 2007.
In accordance with the conversion terms, accrued interest to the date of the conversion (January 27, 2009)in the amount of $1,400 and $5,0000 in principal were converted into the 896,000 common shares. As a result, the total number of shares of common stock outstanding at March 31, 2009 was 18,791,000.

NOTE 3. RELATED-PARTY TRANSACTIONS

During the quarter ended March 31, 2009, the Company received consulting services from FSR, Inc. in the amount of $15,000 under a consulting agreement entered into in September, 2008. FSR, Inc. provides the services of Kelly T. Hickel as Chairman, a director and CEO of the Company. The Company also received consulting services from CF Consulting, LLC in the amount of $18,000, for which CF Consulting, LLC provided services as principal financial officer and corporate counsel.

NOTE 4.   CURRENT OPERATIONS.

As a result of the license agreement with Nasal Therapeutics, Inc. in July, 2008, the Company has entered the business of manufacturing, marketing and distributing four homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. Nasal Therapeutics, Inc. is a U.S. based pharmaceutical company dedicated to the production and marketing of homeopathic nasal products for a variety of human conditions. That company is led by Dr. Charles Hensley, co-founder of Zicam, LLC (formerly Geltech, LLC) and the inventor of the homeopathic nasal spray, ZICAM cold remedy. With the launch of
                             THERABIOGEN, INC.
                      NOTES TO FINANCIAL STATEMENTS
                      (A Development Stage Company)
                       MARCH 31, 2009 and 2008
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS (Continued).

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

The products THERAMAX Cold Relief, THERAMAX Flu Relief, and THERAMAX
Allergy Relief are homeopathic nasal sprays for the treatment of the common cold, influenza and allergy respectively. All products were invented by Dr. Charles Hensley and licensed from PRB Pharmaceuticals, a leading anti-viral company. Other nasal products are currently under development. The Company expects to have its initial production in distribution in 2009.

In order to carry out its business plan, the Company borrowed the sum of $30,000 from Leaddog Capital, LP, an unaffiliated investment bank, in November, 2007 and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock. On January 27, 2009, Leaddog Capital, LP partially exercised the conversion option and a total of 896,000 common shares were issued in payment of $1,400 interest accrued to the date of conversion, and $5,000 in principal. Interest of $267 has been accrued on this note for the three months ended March 31, 2009.

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. Interest of $6,000 has been accrued on this note during the quarter ended March 31, 2009.

In November, 2008, the Company borrowed a total of $4,500 from Leaddog Capital, LP and issued two convertible debentures at 12 percent interest. The debentures are convertible into common stock of the Company at any time after 20 days from the first listing of the Company?s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. Interest of $135 has been accrued on these notes during the quarter ended March 31, 2009.

In January, 2009 the Company borrowed a total of $20,000 from Leaddog Capital, LP and issued a subordinated promissory note at 16 percent interest. The Company also agreed to issue 50,000 shares of its common stock to Leaddog Capital, LP as
                             THERABIOGEN, INC.
                      NOTES TO FINANCIAL STATEMENTS
                      (A Development Stage Company)
                       MARCH 31, 2009 and 2008
                              (Unaudited)

NOTE 4.   CURRENT OPERATIONS (Continued).

a commitment fee, and an additional 50,000 shares to Leaddog Capital Markets, LLC, an affiliate of Leaddog capital, LP, for due diligence expenses. Interest of $721 has been accrued on this note during the quarter ended March 31, 2009.


Item 2. Management Discussion and Analysis or Plan of Operation

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

General
         During 2007, we entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc. to develop, manufacture, market and sell 4 homeopathic nasal sprays, THERAMAX Cold Relief, THERAMAX Flu Relief, THERAMAX Allergy Relief and THERAMAX Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley, also developed the very successful homeopathic nasal product ZICAM. Dr. Hensley also developed Zicam Allergy and the nasal delivery systems used in the Zicam product line extensions. Zicam is one of the top cold remedies in the United States with sales exceeding $100,000,000 in 2006. Dr. Hensley founded Geltech, LLC., the company that launched Zicam and made the product a household name. In 2001, Dr. Hensley and his partners sold their interest in Geltech to Matrixx Initiatives
(MTXX).

Under the terms of the License Agreement, we issued 15,300,000 shares of its common stock to Nasal Therapeutics, Inc. on September 2, 2008 and paid Nasal Therapeutics, Inc. the sum of $150,000, as an initial license fee. There is also an annual license fee of $100, payable on September 1 of each subsequent year of the license, which has a 20 year term. The shares of common stock issued to Nasal Therapeutics, Inc. were valued at $0.144 per share, resulting in the cost of the license being $2,353,200, including the $150,000 cash payment and the value of the stock issued. This total license cost is being amortized over the twenty year life of the license. The issue of the shares to Nasal Therapeutics, Inc. resulted in a change of control of the Company.

Business model

Over the next 12 to 24 months, we will launch three homeopathic nasal sprays into the United States OTC market. We will launch THERAMAX Cold Relief in early 2009 and THERAMAX Flu Relief and THERAMAX Allergy Relief in 2009. We have already identified and contracted with manufactures for the products, and has designed packaging materials, and intends to work with existing distribution sources for marketing the products. During the period ended March 31, 2009, we designed packaging for the products, arranged for the manufacture of samples and have hired a product development manager to help with the launch of the products in the second quarter of 2009.

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

Expenses for the three months ended March 31, 2009 and 2008.

         Expenses for the three months ended March 31, 2009 were $77,893 as compared to $28,300, for the same period ended three months ended March 31, 2008. The expenses for the three months ended March 31, 2009 and 2008 are broken down as follows:
                                                       March 31,
                                                2009             2008
                                              --------         --------
          Amortization                        $ 29,415        $      -
          License fees and permits                  -             1,750
          Interest expense                       7,123              400
          Outside consulting expenses           33,000           23,750
          Professional fees                      6,534            2,500
          Rent                                   1,650               -
          Miscellaneous expenses                   171               -
                                               ---------        --------
     Total expenses                           $ 77,893         $ 28,400

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Shares of our common stock do not currently trade on any market. An application has been filed in May, 2009 with FINRA on Form 15c-211 for the approval to trade our common shares on the NASD OTC Bulletin Board.

Since to date we have had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

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

 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable.

ITEM 2   -   Unregistered Sales of Equity Securities and Use of Proceeds.

In January, 2009, we issued 896,000 shares of common stock on the partial conversion of the $30,000 convertible debt issued in November, 2007.
In accordance with the conversion terms, accrued interest to the date of the conversion (January 27, 2009)in the amount of $1,400 and $5,0000 in principal were converted into the 896,000 common shares. As a result, the total number of shares of common stock outstanding at March 31, 2009 was 18,791,000.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended March 31, 2009.

ITEM 5   -   OTHER INFORMATION

None

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None
                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TheraBiogen, Inc.

                              By: \s\ Kelly T. Hickel
                                 --------------------------------------
                                 Kelly T. Hickel, President and CEO
                                 Dated:   May 14, 2009