Form 10-Q
period 2009-06-30
TheraBiogen, Inc.
filed 2009-08-14
CIK 1140299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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

Registrant Telephone Number, Including Area Code (321)-452-9091

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

     The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of August 1, 2009 was 18,791,000 shares.

TABLE OF CONTENTS
-------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

PART II OTHR INFORMATION

Item 1. LEGAL PROCEEDINGS............................................. 4

Item 1A. RISK FACTORS ................................................. 4

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . 4

1

Part I.

Item 1. FINANCIAL INFORMATION
                                                                       THERABIOGEN, INC.
                                                                        BALANCE SHEETS
                                                                                                  June 30            December 31,
                                                                                                    2009                 2008
                                                                                                (Unaudited)           (Audited)
                                                                                                ----------            ----------
ASSETS
Current assets:
Cash and cash equivalents                                                                      $    14,458            $      100
                                                                                                ----------              ---------
Total current assets                                                                                14,458                   100
Other assets:
License, net of amortization of
$98,050 and $39,220                                                                              2,255,150              2,313,980
                                                                                                 ----------           -----------
Total assets                                                                                   $ 2,269,698            $ 2,314,080
                                                                                                 ==========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Liabilities
Current liabilities:
Accounts payable (including $20,000
and $ 5,000 to related parties                                                                 $    33,559            $    15,275
Accrued interest                                                                                    24,529                  9,435

                                                                                                 ----------           -----------
Total current liabilities                                                                           58,088                 24,710

Long term liabilities:
Convertible notes                                                                                  334,500                234,500

                                                                                                 ----------           -----------

Total long term liabilities                                                                        334,500                234,500
--------- ---------

Total liabilities                                                                                   392,588                259,210

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000
shares authorized; no shares issued                                                                     --                     --
Common stock, $.0001 par value; 100,000,000
shares authorized; 18,791,000 and
17,895,000 shares issued and outstanding
at June 30, 2009 and December 31, 2008                                                               1,880                  1,790

Additional paid-in capital                                                                       2,225,815              2,219,005
Deficit accumulated during the development
stage                                                                                             (350,585)              (165,925)
                                                                                                 ----------            -----------
Total stockholders' equity                                                                       1,877,110              2,054,870
                                                                                                 ----------            - ----------
Total liabilities and stockholders' equity                                                     $ 2,269,698            $ 2,314,080
                                                                                                 ==========            ===========
See accompanying notes to financial statements.

                                                                      THERABIOGEN, INC.
                                                                   Statements of Operations
                                                                         (UNAUDITED)

                                                                                       For the three    For the six      Cumulative

                                                                                        months ended    months ended   from inception
                                                                                          June 30,        June 30,       in April,

                                                                                      2009      2008    2009      2008      2000
                                                                                     -------  -------- -------   ------  ----------

INCOME                                                                             $     -    $   -    $    25  $     -  $   10,478

EXPENSES

General and Administrative:
Amortization                                                                        29,415        -     58,830        -      98,050
Consulting (including $63,000, $23,750 and

$106,750 to related parties)                                                        30,000         -     63,000   23,750     172,798

Professional expenses                                                                    -        -      6,534    2,500      19,909
Insurance                                                                            2,169        -      2,169        -       2,169

Marketing samples                                                                   28,396        -     28,396        -      28,396

Rent                                                                                 1,650        -      3,300        -       5,450

Testing                                                                              2,000        -      2,000        -       2,000
Other                                                                                3,790      300      3,962    2,050       6,362

                                                                                    -------- -------- --------  --------  ---------

Total operating expenses                                                            97,421       300    168,191   28,300     335,134
                                                                                    -------- -------- --------  --------  ---------

NET OPERATING
INCOME (LOSS)                                                                      (97,421)    (300)  (168,166) (28,300)   (324,656)

OTHER (INCOME)EXPENSE
Interest                                                                             9,371          -   16,494      300      25,929
Taxes                                                                                    -          -        -        -           -
                                                                                    -------- -------- --------  --------  ---------

NET LOSS                                                                          $(106,792)   $(300)$(184, 660)$(28,600)  $(350,585)

                                                                                   ========= ======== ========= ========  =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                                             18,791,000 2,195,000 18,661,578 2,195,000
                                                                                ========== ========= ========== =========
NET INCOME (LOSS) PER
SHARE
(BASIC AND DILUTED)                                                               $ (0.006)$ (0.001) $  (0.010) $ (0.013)
                                                                                   ========= ========= ========== =========

See accompanying notes to financial statements.

                                                                      THERABIOGEN, INC.

                                                                (A Development Stage Company)

                                                                  STATEMENTS OF CASH FLOWS
                                                                        (UNAUDITED)

                                                                                  For the six months              Cumulative

                                                                                    ended June 30,             from inception
                                                                                  2009         2008            in April 2000

                                                                                --------      --------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $ (184,660)   $ (28,600)          $ (350,585)

Adjustments to reconcile net loss to net cash used by

operating activities

Stock issued for services                                                              -            -                8,390
Amortization                                                                      58,830            -               98,050

Accounts payable and accrued expenses                                             18,284       (1,400)              33,559
Accrued interest                                                                  16,494            -               25,929
                                                                                ---------     ---------          ----------
NET CASH USED BY OPERATING ACTIVITES                                             (91,052)     (30,000)            (184,657)
                                                                                ---------     ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of license                                                                 -            -             (150,000)
                                                                                ---------     ---------          ----------
NET CASH USED BY INVESTING ACTIVITIES                                                  -            -             (150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                      -            -                4,205
Capital contribution                                                                 500            -                5,500

Proceeds from debentures                                                         105,000       30,000              339,500
                                                                                ---------    ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        105,500       30,000              349,205
           --------- --------- ---------
NET INCREASE (DECREASE)IN CASH AND

EQUIVALENTS FOR THE PERIODS                                                       14,448            -               14,548

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        100            -                    -
                                                                                ---------    ---------            ---------
CASH AND CASH EQUIVALENTS END OF PERIOD                                         $ 14,548    $       -            $  14,458
                                                                                =========    =========            =========

NON-CASH ACTIVITIES:
Stock issued to pay debentures                                                  $ (5,000)   $       -            $  (5,000)
Stock issued to pay accrued interest                                            $ (1,400)   $       -            $  (1,400)
Stock issued for license                                                        $      -    $       -            $2,203,200

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                   $      -    $       -            $        -
Income taxes paid                                                               $      -    $       -            $        -
                                                                                =========    =========            ==========

See accompanying notes to financial statements.

THERABIOGEN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008
(Unaudited)

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

TheraBiogen, Inc. (the Company) a Nevada corporation, was organized on April

26, 2000, but was inactive until July, 2008.

In July, 2008, the Company entered into a licensing agreement with Nasal
Therapeutics, Inc. of Long Beach, California, for the exclusive license rights in North America to develop, market, distribute and sell four homeopathic nasal spray products known as THERAMAX™™ Cold Relief, THERAMAX™™ Flu Relief, THERAMAX™™

Allergy Relief and THERAMAX™™ Migraine Relief. As the result of the license and the Company’s further development activities, the Company claimed trademark rights to the THERAMAX™™ name and all related uses. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United

States of America and the instructions to Form 10-Q. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of

June 30, 2009, and its results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements of the Company for the most recent fiscal year ended December 31,
2008, as reported on Form 10-K filed with the SEC on March 30, 2009.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company had been a development stage company and had no operations and limited financial and other resources during the periods prior to December 31,
2007. During 2008 the Company borrowed $204,500 and issued two year convertible bonds at 12 percent interest in order to acquire the THERAMAX™™ product licenses but has expended the entire amount for the license and for current operating expenses. In January, 2009, the Company borrowed another $20,000 and issued a two year convertible bond at 16 percent interest and borrowed another $85,000 through June 30, 2009 on the same terms.

Management plans to begin the distribution of the THERAMAX™™ product line in the third quarter of 2009.

The Company has an accumulated deficit of $350,585 since inception which raises substantial doubt about its long term prospects. The Company’s ability to continue as a going concern is dependent on its ability to continue to raise additional financing and its ability to bring its products to market. The accompanying financial statements have been prepared under the assumption that it will continue as a going concern.

THERABIOGEN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008
(Unaudited)

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (CONTINUED)

The shares of the Company common stock do not currently trade on any market or exchange.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-

THERABIOGEN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008
(Unaudited)

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (CONTINUED)

authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2. EQUITY TRANSACTIONS

In January, 2009, the Company issued 896,000 shares of common stock on the partial conversion of the $30,000 convertible debt issued in November, 2007.

In accordance with the conversion terms, accrued interest to the date of the conversion (January 27, 2009)in the amount of $1,400 and $5,0000 in principal were converted into the 896,000 common shares. No shares of common stock were issued during the quarter ended June 30, 2009. As a result, the total number of shares of common stock outstanding at June 30, 2009 remains at 18,791,000.

NOTE 3. RELATED-PARTY TRANSACTIONS

During the quarter ended June 30, 2009, the Company received consulting services from FSR, Inc. in the amount of $15,000 under a consulting agreement entered into in September, 2008. FSR, Inc. provides the services of Kelly T.

Hickel as Chairman, a director and CEO of the Company. The Company also received consulting services from CF Consulting, LLC in the amount of $15,000, for which
CF Consulting, LLC provided services as principal financial officer and corporate counsel.

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

At June 30, 2009, the Company has approximately $350,000 of net operating carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382. No income tax provision is presented in the accompanying financial statements as a result of the utilization of net operating loss carry forwards and corresponding change in the valuation allowance.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

NOTE 5. SOURCES OF FUNDS.

In order to carry out its business plan, the Company borrowed the sum of
$30,000 from Leaddog Capital, LP, an unaffiliated investment bank, in November,
2007 and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock. On January 27,
2009, Leaddog Capital, LP partially exercised the conversion option and a total of 896,000 common shares were issued in payment of $1,400 interest accrued to the date of conversion, and $5,000 in principal. Interest of $247 has been accrued on this note for the three months ended June 30, 2009.

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the
Company at any time after 20 days from the first listing of the Company’s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior
20 trading days, but not less than $0.01 and not more than $0.10 per share.
The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. Interest of $6,000 has been accrued on this note during the quarter ended June 30, 2009.

In November, 2008, the Company borrowed a total of $4,500 from Leaddog Capital,
LP and issued two convertible debentures at 12 percent interest. The debentures are convertible into common stock of the Company at any time after 20 days from the first listing of the Company’s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. Interest of $135 has been accrued on these notes during the quarter ended June 30, 2009.

In January, 2009 the Company borrowed a total of $20,000 from Leaddog Capital,
LP and issued a subordinated 2 year promissory note at 16 percent interest. The Company also agreed to issue 50,000 shares of its common stock to Leaddog Capital, LP as a commitment fee, and an additional 50,000 shares to Leaddog Capital Markets, LLC, an affiliate of Leaddog capital, LP, for due diligence expenses.Interest of $800 has been accrued on this note during the quarter ended June 30, 2009.

In the quarter ended June 30, 2009, the Company borrowed an additional $85,000 and issued 4 subordinated promissory notes at 16 percent interest for $40,000. $15,000, $10,000 and $20,000, with 2 year terms. Interest of $2,190 has been accrued on these notes during the quarter ended June 30, 2009.

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

General
During 2007, we entered into an exclusive licensing agreement with a

California company, Nasal Therapeutics, Inc., to develop, manufacture, market nd sell four homeopathic nasal sprays, THERAMAX™ Cold Relief, THERAMAX™ Flu Relief,

THERAMAX™ Allergy Relief and THERAMAX™ Migraine Relief, on an exclusive basis in

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

Zicam has been a leading cold remedy in the United States with sales exceeding $100,000,000 in 2006. However, in recent years, the use of zinc in the Zicam product has come under fire. In 2003, reports began to surface that a small number of Zicam users suffered a condition known as anosmia, or total loss of smell. These reports have left questions in the minds of consumers, creating a significant market for a Zicam-type product that does not contain zinc. In May, 2009, the Food & Drug Administration issued a nationwide recall of ZICAM nasal spray products containing zinc. No THERAMAX™ product contains zinc in any form.

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

In July, 2009, we entered into an Amended and Modified License Agreement with Nasal Therapeutics, Inc. to remove all territorial limits, to extend the terms to 25 years, and to obtain the transfer of the pending trademark application for the THERAMAX™ name. We paid a total of $75,000 for the extension and the trademark.

Business model

Over the next 12 to 24 months, we will launch three homeopathic nasal sprays into the United States OTC market. We will launch THERAMAX™ Cold Relief in the third quarter of 2009 and THERAMAX™ Flu Relief and THERAMAX™ Allergy Relief in 2009. We have already identified and contracted with manufacturers for the products, and have designed packaging materials. On June 26, 2009, we entered into a marketing, sales and distribution agreement with Elias Shaker Company for distribution of THERAMAX™ and in July, 2009, entered into a logistics agreement with Stratis Healthcare, Inc., a healthcare industry logistics and warehouse management company.

Homeopathic nasal sprays

THERAMAX™ Cold Relief

THERAMAX™ Cold Relief homeopathic nasal spray is the next generation Zicam cold remedy product, but without any actual or potential hazards from zinc. Zicam, which was developed by Dr. Hensley in the late 1990s, has been a highly successful product with sales exceeding US$100,000,000 in 2006.

Common colds are caused primarily by rhinoviruses and coronaviruses.
Rhinoviruses infect nasal cells by attaching to ICAM receptor sites on the nasal membrane. The Company believes that THERAMAX™ Cold Relief is superior to other homeopathic cold remedies on a variety of levels. Similar to other remedies, the active ingredients of THERAMAX™ Cold Relief also binds to the rhinovirus ICAM attachment site inhibiting rhinovirus attachment to ICAM receptors. However, unlike other remedies, THERAMAX™ Cold Relief ingredients also inhibits the ability of rhinovirus to increase the amount of ICAM receptors on the nasal membrane. Furthermore, the actives in THERAMAX™ Cold Relief also inhibits the entry coronaviruses making it effective for coronavirus common colds as well. The fact that the actives in THERAMAX™ Cold Relief decreases ICAM levels and inhibits both rhinovirus and coronavirus should result in a more complete suppression of common cold infections than what is seen with other homeopathic products. Human studies on THERAMAX™ Cold Relief are still a few months from being initiated. However, we expect THERAMAX™ Cold Relief to be much more effective than other homeopathic products at reducing the duration of the common cold. Patents protecting the THERAMAX™ Cold Relief intellectual property have been filed with the United States Patent and Trademark Office.

THERAMAX™ Flu Relief

THERAMAX™ Flu Relief homeopathic nasal spray is the influenza equivalent to Zicam cold remedy. The active THERAMAX™ Flu Relief inhibits influenza virus infections by blocking influenza virus entry into cells. Furthermore, the active ingredient of THERAMAX™ Flu Relief inhibits influenza viral uncoating and replication. Based on the in vitro data and preliminary human clinical results, we expect the THERAMAX™ Flu Relief to be extremely effective at treating influenza in humans. Patents protecting the

THERAMAX™ Flu Relief intellectual property have been filed with the United
States Patent and Trademark Office.

THERAMAX™ Allergy Relief

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

THERAMAX™ cold that inhibit the ICAM-1 expression form the core of the

THERAMAX™ Allergy Relief formulation. By inhibiting the antigen induced
ICAM-1 expression on the nasal membrane, it is predicted that THERAMAX™
Allergy Relief will be extremely effective at treating and preventing nasal allergies.

Expenses for the three and six months ended June 30, 2009 and 2008.

Expenses for the three and six months ended June 30, 2009 were $106,792 and $184,660 as compared to $300 and $28,600, for the same three and six month periods ended June 30, 2008. The expenses for the three and six months ended June 30, 2009 and 2008 are broken down as follows:

                                                                     June 30,
                                                             2009               2008
                                                      ------------------ -------------------

                                                      Quarter   6 months  Quarter    6 months
                                                      -------   -------- --------    --------

Amortization                                         $ 29,415  $  58,830 $     -     $     -

Bank fees                                                 429        569       -           -

Computer and Internet expenses                          2,265      2,265       -           -

Consulting expenses                                    30,000     63,000       -      23,750
Dues and subscriptions                                    138        138       -           -

Insurance                                               2,169      2,169       -           -

License fees and permits                                  300        300       -           -

Marketing and samples                                  28,396     28,396       -           -

Interest expense                                        9,371     16,494       -         300
Professional fees                                           -      6,534       -       2,500

Rent                                                    1,650      3,333       -           -

Testing                                                 2,000      2,000       -           -

Miscellaneous expenses                                    658        695     300       2,050
                                                      --------  -------- ---------  --------
Total expenses                                      $ 106,792  $ 184,660 $   300    $ 28,600

Financial Condition, Liquidity and Capital Resources.

During the quarter ended June 30, 2009, we received an additional $85,000 from the issuance of subordinated promissory notes, which brings the total borrowed year-to-date to $105,000. Our ability to continue operating as a going concern is dependent upon our ability to raise financing and our ability to bring our products to market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Shares of our common stock do not currently trade on any market. An application has been filed in May, 2009 with FINRA on Form 15c-211 for the approval to trade our common shares on the NASD OTC Bulletin Board.

Since we have had no significant operations to date, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we
evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure
controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the
Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in
Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Not applicable.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were issued during the quarter ended June 30, 2009

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended June 30, 2009.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.0 Agreement with Elias Shaker Company dated June 26, 2009

10.1 Agreement with Stratis Healthcare, Inc. dated July, 2009

10.2 Amended and Modified Licensing Agreement with Nasal Therapeutics, Inc.

(b) Reports on Form 8-K

None
SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TheraBiogen, Inc.

By: \s\ Kelly T. Hickel
--------------------------------------
Kelly T. Hickel, President and CEO
Dated: August 14, 2009

1