Form 10-Q
period 2009-09-30
TheraBiogen, Inc.
filed 2009-11-10
CIK 1140299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009
or

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

                            Large accelerated filer [  ]                                                             Accelerated filer  [  ]
                           Non-accelerated filer    [  ]                                                                                                             Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act                              Yes [  ]  No  [X]

The number of shares of the Registrants Common Stock, $0.0001 par value, outstanding as of November 1, 2009 was 18,791,000 shares.

TABLE OF CONTENTS
-------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

Item 4. CONTROLS AND PROCEDURES... 3

PART II  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS... 4

Item 1A. RISK FACTORS ... 4

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS……….........................................................................................................................................................………… 4

Item 3. DEFAULTS UPON SENIOR SECURITIES... 4

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................................................................................................................................................................................... 4

Item 5. OTHER INFORMATION ... 4

Item 6. EXHIBITS AND REPORTS ON FORM 8-K... 4

Signatures ... 4

PART I.
ITEM 1. FINANCIAL INFORMATION
THERABIOGEN, INC.
A Development Stage Company
                                           BALANCE SHEETS

	September 30	December 31
	2009	2008
CASH	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$10,560	$100
Total current assets	10,560	100
Other current assets:
Deposits	3,000	--
License, net of amortization of $ 123,323 and $39,220	2,304,877	2,313,980
Total other assets	2,307,877	2,313,980
Total assets	$2,318,437	$2,314,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities;
Accounts payable (including $2,500 and $ 5,000 payable to related party)	$22,200	$15,275
Accrued interest	38,236	9,435
Total current liabilities	60,436	24,710
Other current liabilities:
Notes payable-related parties	264,500	234,500
Total current liabilities	324,936	234,500
Long term liabilities:
Notes payable-related parties	290,000	--
Total liabilities	614,936	259,210
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued	$--	$--
Common stock, $0.0001 par value, 100,000,000 shares authorized, 18,791,000
and 17,895,000 shares issued at September 30, 2009 and December 31, 2008	1,880	1,790
Additional paid-in capital	2,225,815	2,219,005
Deficit accumulated during the development stage	(524,194)	(165,925)
Total stockholders’ equity	1,703,501	2,054,870
Total liabilities and stock holders’ equity	$2,318,437	$2,314,080

See accompanying notes to financial statements.

THERABIOGEN, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended	Cumulative
	September 30,		September 30	from inception
	2009 2008		2009 2008	in April 2000
INCOME	$--	$--	$--	$--	$10,453
EXPENSES
General and administrative:
Amortization	25,273	--	84,103	--	123,323
Consulting (including $15,000, $10,000, $45,000 and $ 33,750 to related parties)	68,100	26,040	131,000	49,790	240,898
Computer and Internet expenses	5,172	--	7,437	--	5,172
Insurance	27,085	--	29,254	--	29,254
Marketing	14,366	--	42,762	--	42,762
Professional expenses	7,983	---	14,517	2,500	27,892
Rent	4,200	500	7,500	500	9,650
Testing	2,500	--	4,500	--	4,500
Travel	3,511	--	4,052	--	3,511
Other expenses	1,712	350	2,944	2,000	8,073
Total expenses	159,902	26,890	328,069	54,790	495,036
INCOME (LOSS) FROM OPERATIONS	$(159,902)	$(26,890)	$(328,069)	$(54,790)	$(477,253)
Other income and expenses:				(54,890)
Interest expenses	13,707	2,300	30,200	3,000	39,636
Total other income and expenses	(13,707)	(2,300)	(30,200)	(3,000)	(39,636)
NET INCOME (LOSS) BEFORE INCOME TAX	$(173,609)	$(29,190)	$(358,269)	$(57,790)	$(524,194)
Provision for income tax	--	--	--	--	--
NET INCOME (LOSS)	$(173,609)	$(29,190)	$(358,269)	$(57,790)	$(524,194)

Net loss per share- basic and diluted	$(0.01)	$--	$(0.02)	$--

Weighted average common shares outstanding
Basic	18,791,000	17,895,000	18,702,059	17,895,000
Diluted	18,791,000		18,702,059

See accompanying notes to financial statements.

THERABIOGEN, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 For the nine months                              Cumulative
                                                                        ended September 30,                       from inception
                                                                                   2009                         2008                          in April 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(358,269)	$(57,790)	$(524,194)
Amortization	84,103	--	123,323
Adjustments to reconcile net loss to net cash used by operations:
Stock issued for services	--	40	8,390
Deposits	(3,000)	(7,500)	(3,000)
Accounts payable and accrued expenses	6,925	900	22,200
Accrued interest	30,201	--	39,636
NET CASH USED BY OPERATING ACTIVITIES	(240,040)	(64,350)	(335,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of License	(75,000)	(150,000)	(225,000)
NET CASH USED BY INVESTING ACTIVITIES	(75,000)	(150,000)	(225,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	--	--	4,205
Capital contribution	500	--	5,500
Proceeds from debentures	325,000	200,000	559,500
NET CASH FROM FINANCING ACTIVITIES	325,500	200,000	569,205
NET CASH INCREASE FOR PERIOD	$10,460	$(14,350)	$10,560
CASH AT BEGINNING OF PERIOD	$100	$30,000	$--
CASH AT END OF PERIOD	$10,560	$15,650	$10,560

NON-CASH ACTIVITIES:
Stock issued to pay debentures	$(5,000)	$--	$(5,500)
Stock issued to pay accrued interest	$(1,400	$--	$(1,400)
Stock issued for license	$--	$--	$2,203,200

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

See accompanying notes to financial statements.

HERABIOGEN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 and 2008
(Unaudited)

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

TheraBiogen, Inc. (the Company) a Nevada corporation, was organized on April 26, 2000, but was inactive until July, 2008.

In July, 2008, the Company entered into a licensing agreement with Nasal Therapeutics, Inc. of Long Beach, California, for the exclusive license rights in North America to develop, market, distribute and sell four homeopathic nasal spray products known as THERAMAX™ Cold Relief, THERAMAX™ Flu Relief, THERAMAX™ Allergy Relief and THERAMAX™ Migraine Relief. As the result of the license and the Company’s further development activities, the Company claimed trademark rights to the THERAMAX™ name and all related uses. As a result of the change of business plan, the Company changed its corporate name to TheraBiogen, Inc. on August 29, 2008. On September 9, 2008, the Company amended its Articles of Incorporation to increase its authorized capital to 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

On July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERAMAX™ name.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, as of September 30, 2009, and its results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements of the Company for the most recent fiscal year ended December 31, 2008, as reported on Form 10-K filed with the SEC on March 30, 2009.

GOING CONCERN AND MANAGEMENT’S PLANS

The Company had been a development stage company and had no operations and limited financial and other resources during the periods prior to December 31, 2007. During 2008 the Company borrowed $204,500 and issued two year convertible notes at 12 percent interest in order to acquire the THERAMAX™ product licenses and for current operating expenses. During 2009, the Company borrowed another $325,000 through September 30, 2009 from an unaffiliated party.

Management plans to begin the distribution or direct marketing of the THERAMAX™ product line in the fourth quarter of 2009.

The Company has an accumulated deficit of $(524,194) since inception which raises substantial doubt about its long term prospects. The Company’s ability to continue as a going concern is dependent on its ability to continue to raise additional financing and its ability to bring its products to market. The accompanying financial statements have been prepared under the assumption that it will continue as a going concern.

The shares of the Company common stock do not currently trade on any market or exchange.
FAIR VALUE OF MEASUREMENTS

The Company follows accounting guidance relating to fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs.

The fair value of the Company’s notes payable and license approximates carrying value. The notes payable fair value is based on Level 2 inputs and the license fair value based on Level 3 inputs.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not

THERABIOGEN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 and 2008
(Unaudited)

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (CONTINUED)
change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s  results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position.

NOTE 2. EQUITY TRANSACTIONS

No shares of stock were issued by the Company during the quarter ended September 30, 2009. As a result, the total number of shares of common stock outstanding at September 30, 2009 remains at 18,791,000.

NOTE 3. RELATED-PARTY TRANSACTIONS

During the quarter ended September 30, 2009, the Company received consulting services from FSR, Inc. in the amount of $15,000 under a consulting agreement entered into in September, 2008. FSR, Inc. provides the services of Kelly T. Hickel as Chairman, a director and CEO of the Company.  Mr. Hickel is not an owner, director or officer of FSR, Inc.

NOTE 4. INCOME TAXES

Income taxes are computed under the provisions of the accounting standards for income tax accounting, which is an

THERABIOGEN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 and 2008
(Unaudited)

NOTE 4. INCOME TAXES (Continued)

asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the financial statements of the Company compared to the tax returns.

At September 30, 2009, the Company has approximately $524,000 of net operating carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382. No income tax provision is presented in the accompanying financial statements as a result of the utilization of net operating loss carry forwards and corresponding change in the valuation allowance.

The  Company  applies  the  provisions  of  the accounting standards on accounting for uncertainty in income taxes, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

NOTE 5.  SOURCES OF FUNDS.

In order to carry out its business plan, the Company borrowed the sum of $30,000 from Leaddog Capital, LP, an unaffiliated investment bank, in November, 2007 and issued a convertible, 2 year, 4 percent debenture note, convertible into 4,200,000 common shares at any time during the term of the note. On maturity, the note automatically converts into common stock. On January 27, 2009, Leaddog Capital, LP partially exercised the conversion option and a total of 896,000 common shares were issued in payment of $1,400 interest accrued to the date of conversion, and $5,000 in principal. Interest of $252 has been accrued on this note for the three months ended September 30, 2009.

On August 29, 2008, the Company received an additional $200,000 investment from Leaddog Capital, LP and issued a 2 year convertible debenture at 12 percent interest. The debenture is convertible into common stock of the Company at any time after 20 days from the first listing of the Company’s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. The funds were used in part for the initial license fee payment of $150,000 to Nasal Therapeutics, Inc. Interest of $6,000 has been accrued on this note during the quarter ended September 30, 2009.

In November, 2008, the Company borrowed a total of $4,500 from Leaddog Capital, LP and issued two convertible debentures at 12 percent interest. The debentures are convertible into common stock of the Company at any time after 20 days from the first listing of the Company’s common stock for trading, at a conversion price per share equal to 75 percent of the lowest closing bid price for the common shares in the prior 20 trading days, but not less than $0.01 and not more than $0.10 per share. Interest of $135 has been accrued on these notes during the quarter ended September 30, 2009.

In January, 2009 the Company borrowed a total of $20,000 from Leaddog Capital, LP and issued a subordinated 2 year promissory note at 16 percent interest. The Company also agreed to issue 50,000 shares of its common stock to Leaddog Capital, LP as a commitment fee, and an additional 50,000 shares to Leaddog Capital Markets, LLC, an affiliate of Leaddog Capital, LP, for due diligence expenses. Interest of $800 has been accrued on this note during the quarter ended September 30, 2009.  Subsequently, the parties agreed to cancel the shares issues and replace them with options

THERABIOGEN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 and 2008
(Unaudited)

NOTE 5.  SOURCES OF FUNDS (Continued)

In the quarter ended June 30, 2009, the Company borrowed an additional $85,000 and issued 4 subordinated promissory notes at 12 percent interest for $40,000. $15,000, $10,000 and $20,000, with 2 year terms. Interest of $1,633 has been accrued on these notes during the quarter ended September 30, 2009.

In the quarter ended September 30, 20009, the Company borrowed an additional $145,000 and issued 6 subordinated promissory notes at 12 percent interest for $25,000, $35,000, $20,000, $30,000, 20,000 and $15,000, with 2 year terms. Interest of $2,727 has been accrued on these notes during the quarter ended September 30, 2009. In addition, the Company borrowed $75,000 on July 29, 2009 in order to complete the payment required under the modified license agreement for the TheraMax license, issuing a three year, subordinated promissory note at 12 percent per annum for the loan. Interest of $1,504 has been accrued on this note during the quarter ended September 30, 2009

NOTE 6.  SUBSEQUENT EVENTS

On October 29, 2009, the Company agreed with Leaddog Capital, LP and Leaddog Capital Markets, LLC to extend the maturity date of the promissory note in the amount of $20,000 issued on January 9, 2009 to Leaddog Capital, LP for a 7 month term for an additional term expiring July 1, 2010.  In addition, the amended note retroactively cancelled the obligation of the Company to issue 50,000 shares of common stock to Leaddog Capital, LP and 50,000 shares of common stock to Leaddog Capital Markets, LLC contained in the original note and replaced the shares with warrants to purchase 100,000 shares of common stock to Leaddog Capital, LP and 50,000 shares of common stock to Leaddog Capital Markets, LLC, each for three years from October 29, 2009, at $0.01 per share.

Other than the items previously discussed, the Company has no material subsequent events to report through the date these financial statements were issued on November 10, 2009.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Statements contained in this Plan of Operation of this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as “we”, “us” or the “Company”), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company’s best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue”, “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company’s Form 10-K for the year ended December 31, 2008 for a description of certain of the known risks and uncertainties of the Company.)

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

Zicam had been a leading cold remedy in the United States with sales exceeding $100,000,000 in 2006. However, in recent years, the use of zinc in the Zicam product has come under fire. In 2003, reports began to surface that a small number of Zicam users suffered a condition known as anosmia, or total loss of smell. These reports left questions in the minds of consumers, creating a significant market for a Zicam-type product that does not contain zinc. In May, 2009, the Food & Drug Administration issued a nationwide recall of ZICAM nasal spray products containing zinc. No THERAMAX™ product contains zinc in any form.

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

In July, 2009, we entered into an Amended and Modified License Agreement with Nasal Therapeutics, Inc. to remove all territorial limits, to extend the terms to 25 years, and to obtain the transfer of the pending trademark application for the THERAMAX™ name. We paid a total of $75,000 for the extension and the trademark.  As a result of this modification, we have calculated the amortization of the license cost over the new term, as follows:

Original license cost                                                                $                     2,353,200
Less: Amortization to 9-30-2009                                                                     (123,323)
Remaining cost                                                                        $                      2,245,345
Add: Modification cost                                                                                      75,000
Total adjusted cost                                                                 $                     2,304,877

The adjusted cost will be amortized over the 25 year term of the modified license commencing August 1, 2009, in equal monthly installments of $7,734.  The amortization expense for the quarter ended September 30, 2009 was calculated as follows:

             July, 2009                                                                 $                            9,805                      (old amortization rate)
             August, 2009                                                           $                            7,734                      (new amortization rate)
September, 2009                                                      $                            7,734                      (new amortization rate)
                                   $                          25,273
Business model

Over the next 12 to 24 months, we will launch two homeopathic nasal sprays into the United States OTC market. We will launch THERAMAX™ Cold Relief and THERAMAX™ Flue Relief in the fourth quarter of 2009 and THERAMAX™ Allergy Relief in 2010. We have already identified and contracted with manufacturers for the products, and have designed packaging materials. On June 26, 2009, we entered into a marketing, sales and distribution agreement with Elias Shaker Company for distribution of THERAMAX™ and in July, 2009, entered into a logistics agreement with Stratis Healthcare, Inc., a healthcare industry logistics and warehouse management company; however, the Stratis agreement was cancelled in early September, 2009.

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

THERAMAX™ Flu Relief

THERAMAX™ Flu Relief homeopathic nasal spray is the influenza equivalent to Zicam cold remedy. The active THERAMAX™ Flu Relief inhibits influenza virus infections by blocking influenza virus entry into cells. Furthermore, the active ingredient of THERAMAX™ Flu Relief inhibits influenza viral uncoating and replication. Based on the in vitro data and preliminary clinical results, we expect the THERAMAX™ Flu Relief to be extremely effective at treating influenza in humans. Patents protecting the THERAMAX™ Flu Relief intellectual property have been filed with the United States Patent and Trademark Office.

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

Expenses for the three and nine months ended September 30, 2009 and 2008.

         Expenses for the three and nine months ended September 30, 2009 were $159,902 and $328,069 as compared to $26,890 and $54,790, for the same three and six month periods ended September 30, 2008. The expenses for the three and six months ended September 30, 2009 and 2008 are broken down as follows

                                  September 30,
                                   Three Months                                                           Nine Months
                                                                                                  ---------------------------------------------------------------------       -----------------------------------------------------------------------------------------
                                                                                                            2009                            2008                                2009                                 2008

General and administrative:
Amortization	$25,273	$--	$84,103	$--
Consulting (including $15,000, $10,000, $45,000 and $ 33,750 to related parties)	68,100	26,040	131,000	49,790
Computer and Internet expenses	5,172	--	7,437	--
Insurance	27,085	--	29,254	--
Marketing	14,366	--	42,762	--
Professional expenses	7,983	---	14,517	2,500
Rent	4,200	500	7,500	500
Testing	2,500	--	4,500	--
Travel	3,512	--	4,052	--
Other expenses	1,712	350	2,944	2,000
Total expenses	$159,903	$26,890	$328,069	$54,790

Financial Condition, Liquidity and Capital Resources.

During the quarter ended September 30, 2009, we received an additional $220,000 from the issuance of subordinated promissory notes, which brings the total borrowed year-to-date to $325,000.   We had borrowed a total of $234,500 on subordinated promissory notes through December 31, 2008. Our ability to continue operating as a going concern is dependent upon our ability to raise financing and our ability to bring our products to market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Shares of our common stock do not currently trade on any market. An application was filed in May, 2009 with FINRA on Form 15c-211 for the approval to trade our common shares on the NASD OTC Bulletin Board.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were issued during the quarter ended September 30, 2009

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended September 30, 2009.

ITEM 5   -   OTHER INFORMATION

None

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

 (b) Reports on Form 8-K

None
                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TheraBiogen, Inc.

By: \s\ Kelly T. Hickel                                                                                     Dated:   November 10, 2009

       ------------------------------
       Kelly T. Hickel,
       President and CEO